Form 10-K
period 2004-03-31
RAB ENTERPRISES INC; RAB HOLDINGS INC
filed 2004-07-08
CIK 1067700, 1067702

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to
                                                 ---------------------------                        ----------------------------
                                               Commission file number 333-66221

                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------       ------------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification no.)                               (I.R.S. Employer identification no.)

444 Madison Avenue, New York, New York                                                                   10022
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                             (Zip Code)


Registrants' telephone number, including area code (212) 688-4500
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       X                          No
                       -------------                       -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes                                 No       X
                       -------------------                ------------

         The registrant's common stock is not publicly held or publicly traded.

                                                       INDEX
                                                                                                            Page
                                                                                                            ----
PART I

Item 1.        Business..................................................................................     1
                      (a) General Development of Business................................................     1
                      (b) Financial Information about Industry Segments..................................     1
                      (c) Narrative Description of Business..............................................     2
                      (d) Other Matters..................................................................     8
                      (e) Financial Information about Foreign and Domestic Operations....................     9

Item 2.        Properties................................................................................     9

Item 3.        Legal Proceedings.........................................................................    10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................    10

PART II

Item 5.        Market for Registrants' Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities..................................................    10

Item 6.        Selected Financial Data...................................................................    10

Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................    11

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk................................    24

Item 8.        Financial Statements and Supplementary Data...............................................    24

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...................................................................    24

Item 9a.       Controls and Procedures...................................................................    24

PART III

Item 10.       Directors and Executive Officers of the Registrants.......................................    25

Item 11.       Executive Compensation....................................................................    28

Item 12.       Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters............................................................    29

Item 13.       Certain Relationships and Related Transactions............................................    30

Item 14.       Principal Accountant Fees and Services....................................................    32

PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    32


                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business

         On May 6, 1996, R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), was formed to build a fully integrated specialty food business by acquiring food manufacturers with strong brand names and integrating their products with a strong distribution network. On March 31, 1997, Holdings acquired Millbrook Distribution Services Inc., a Delaware corporation ("Millbrook"), which is one of the nation's largest value-added full service independent distributors of specialty foods, health and beauty care products and general merchandise. On January 26, 1998, Holdings formed a wholly-owned subsidiary, R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises"). On May 1, 1998, Enterprises acquired The B. Manischewitz Company, LLC, a Delaware limited liability company ("Manischewitz"). Manischewitz is among the nation's leading manufacturers of processed kosher food products including matzos, noodles, crackers, cake mixes, cookies, soups and processed fish products.

         Concurrent with the Manischewitz acquisition, Holdings contributed its wholly-owned subsidiary Millbrook to Enterprises. The contribution was accounted for as an "as if" pooling of interests. Prior to the acquisitions of Millbrook and Manischewitz, Holdings and Enterprises had no operations. Holdings and Enterprises are referred to collectively as the "Companies".

         On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein"). Epstein was a full service distributor of kosher and specialty food products. The acquisition included its Season(R) brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by Manischewitz.

         On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye"). Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to supermarkets and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

         On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. ("Guiltless"). Guiltless owned the number two selling national brand and was a leader in the development of original baked, not fried, tortilla chips. Guiltless organic baked tortilla chips, bean dips and salsas are found in natural food supermarkets, supermarket chains and other grocery and food outlets.

         (b)      Financial information about Industry Segments

         Industry segment information with respect to the operations of Holdings and Enterprises is included in the notes to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 2004, 2003 and 2002 and in Item 8 herein.

         (c)      Narrative Description of Business

MILLBROOK DISTRIBUTION SERVICES INC.

         The Industry. Distributors provide value-added services to both manufacturers and retailers. Manufacturers benefit from distributors' broad geographic coverage, efficient order processing and inventory management. Distributors provide retailers access to broad product lines, the ability to place small quantity orders and shelf and inventory management. Large distributors with broad geographic coverage and an extensive offering of items generally have a competitive advantage.

         Due to consolidations over the past several years, the number of manufacturers and retailers has decreased. Additionally, retailers have increasingly focused on reducing their supply chain costs with corresponding improvements in their margins. As a result, we believe that manufacturers and retailers will utilize distributors to provide a range of in-store retailing and merchandising functions previously performed by retail and/or manufacturer personnel. Distributors increasingly are participating in all stages of marketing for the products distributed, including category management, promotions, schematic design and display of products. To efficiently provide such services, technological innovation has become an essential element in the distribution industry. For smaller distributors, the costs of the required investments in technology can be prohibitive.

         Millbrook is one of only a few distributors that focuses specifically on the distribution of specialty foods, health and beauty care products and general merchandise. The fast growing specialty food business encompasses a wide range of items in categories such as imported and domestic gourmet foods, as well as natural, health, low-carb and ethnic foods. Specialty foods typically generate higher margins for retailers than those realized on other mainstream grocery categories sold in supermarkets. In addition, the demographic trends in the United States have sparked consumer demand for more specialty food products. As a result, supermarkets are adding more specialty food items to their product offerings, and aggressively promoting them in an attempt to capture a higher market share.

         Retailers are employing a number of marketing techniques to increase the sales of high margin specialty food items. Stores are using kiosks and free standing displays to attractively present the products to the consumer. In addition, retailers have segregated specialty foods into specific categories, such as ethnic foods, natural and organic foods, reduced and low-carb foods, cookies and sauces. By utilizing a "store-within-a-store" approach for specialty food, the products receive prime shelf space within the store. Retailers also integrate specialty foods into general product categories to familiarize consumers with unique and higher margin products with the objective of increasing awareness and generating trial usage among the broader consumer market. Merchandising expertise is a key criteria for a retailer in determining its choice of a specialty food distributor.

         The health and beauty care segment includes baby care, cosmetics, deodorants, first-aid, hair care, over-the-counter medications, toiletries, oral hygiene and skin care products. The general merchandise segment covers a wide variety of non-food categories including housewares, pet supplies, stationery, baby needs, photo and cleaning supplies. Competition in both the health and beauty care and general merchandise categories has been intense due to the growth of mass merchandisers that have captured market share by offering larger assortments at "everyday low pricing." Despite losing market share, supermarkets have maintained a stable base of customers and are expected to continue to be a key outlet for health and beauty care products and general merchandise by expanding product variety and offering customers one-stop shopping.

         Products Distributed. Through its comprehensive product offerings, Millbrook distributes a wide variety of products to its customers.

         Specialty Foods. For the years ended March 31, 2004, 2003 and 2002, specialty food sales were approximately $251.5 million, $241.1 million and $287.3 million and represented 54.7%, 52.5% and 52.4% of Millbrook's total revenues, respectively. For 2004, the increase in specialty food sales is primarily related to sales to new customers and the growth of existing customers, partially offset by customer bankruptcies. For 2003, the decline in specialty food sales is primarily related to a decision made by a prior customer to move to self-distribution, customer financial difficulties and customer bankruptcies. Millbrook's specialty food category consists of approximately 15,000 items including ethnic, gourmet, organic and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Hispanic, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's organic and natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, reduced carb products, baking ingredients, pasta and sauces.

         We continue to view the specialty food category as an opportunity for future growth. Due to the higher margins associated with specialty foods, supermarkets continue to add new specialty food items to their product offerings. To accommodate its retail customers' desire for a broader offering of specialty foods, Millbrook carries a wide variety of specialty food products. We believe that Millbrook's product breadth, together with its merchandising expertise and advanced technology in supply chain management, will continue to enable its retail customers to capture the advantages of this product category.

         Health and Beauty Care. For the years ended March 31, 2004, 2003 and 2002, health and beauty care sales were approximately $176.9 million, $183.1 million and $202.5 million and represented 38.5%, 39.9% and 37.0% of Millbrook's total revenues, respectively. The decline in health and beauty care sales is principally due to customer bankruptcies, partially offset by sales to new customers in 2004. Millbrook currently carries approximately 16,500 health and beauty care items, including a full line of national and private label brands.

         Health and beauty care product offerings have increased due to new product introductions and the growth in over-the-counter medications. This creates the need for retailers to maximize variety in minimal shelf space. In recent years supermarkets, Millbrook's primary customer base, have lost market share in health and beauty care products to mass merchandisers and drug store chains. However, supermarkets have begun to recapture lost market share by increasing the shelf space allocated to health and beauty care items and expanding the variety of those items carried. We believe that Millbrook's capabilities and extensive product selection make it qualified to serve both the growing mass merchandiser demand and meet the needs of the supermarket retailers for health and beauty care items.

         General Merchandise. For the years ended March 31, 2004, 2003 and 2002, general merchandise sales were approximately $31.5 million, $34.7 million and $58.0 million and represented 6.8%, 7.6% and 10.6% of Millbrook's total revenues, respectively. For 2004, the decrease in general merchandise sales was attributable to customer bankruptcies and declines in sales to certain existing customers, partially offset by sales to new customers. For 2003, the decline in general merchandise sales reflects the change in Millbrook's customer base due to a decision made by a prior customer to move to self-distribution, customer financial difficulties and customer losses. Millbrook currently carries approximately 8,700 general merchandise items. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath, candle and stationery as destination categories adds to the importance of general merchandise in supermarkets.

         Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development (including planogramming), space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions. Millbrook offers these services to its customers through its Millbrook Retail SolutionsSM group, which is solely focused on providing merchandising services.

         By using a predominantly part-time hourly workforce, management believes Millbrook Retail Solutions has cost advantages over manufacturers and retailers. Consequently, outsourcing these functions to Millbrook Retail Solutions' experienced personnel, combined with Millbrook's established customer base and technology infrastructure, appropriately position Millbrook in the competitive retail service industry. In particular, we believe that Millbrook's advanced technology in planogramming and its category management capabilities enable it to provide service offerings that are not readily available from the competition.

         Customers. Millbrook's top ten customers, which collectively represented approximately 67%, 64% and 63% of its revenues during the years ended March 31, 2004, 2003 and 2002, respectively, have been customers for an average of 16 years. For the year ended March 31, 2004, supermarkets represented approximately 94% of revenues and mass merchandisers and chain drug stores represented approximately 6% of revenues. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have multi-year supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

         For the years ended March 31, 2004 and 2003, Millbrook's two largest customers, Shaw's Supermarkets and Royal Ahold N.V., together represented approximately 40% and 37% of its total revenues. For the year ended March 31, 2002, Millbrook's two largest customers, Shaw's Supermarkets and Ames Department Stores ("Ames"), together represented approximately 32% of its total revenues, respectively. During the year ended March 31, 2003, Ames announced its decision to liquidate under Chapter 7 of the Bankruptcy Code.

         Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 2004, the five largest suppliers in each of Millbrook's three principal product categories were:

         (i) for specialty foods, World Finer Foods, The Hain Celestial Group, The B. Manischewitz Company, LLC, Unilever (Best Foods and Lipton) and Atkins Nutritionals;

         (ii) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Unilever HPC, Gillette and Pfizer; and

         (iii) for general merchandise, General Electric, Hartz Mountain Corp., Signature Brands, Legg's and Bradshaw International.

         For the year ended March 31, 2004, the five largest suppliers represented (i) for specialty foods, 14% of total purchases; (ii) for health and beauty care products, 20% of total purchases; and (iii) for general merchandise, 2% of total purchases.

THE B. MANISCHEWITZ COMPANY, LLC

         The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $592.2 billion in 2003 reflecting a compound annual growth rate of 6.1% for the five years ended 2003. According to Integrated Marketing Communications, Inc., kosher foods remain one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992, sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

         Kosher foods are manufactured in accordance with Jewish dietary laws, which require strict adherence to quality and cleanliness standards. Achieving such standards requires specialized knowledge and the supervision of a designated kosher certification agency. Due to the production methods used, kosher products generally are considered to contain higher quality and healthier ingredients. According to Integrated Marketing Communications, Inc., approximately 40% of the overall kosher category is kosher for Passover products, which are prepared under even more stringent guidelines than kosher products consumed throughout the year.

         Products. Manischewitz' core businesses consist of traditional products sold primarily to Jewish consumers under the Manischewitz(R) brand; canned fish and condiments under the Season(R) brand; and natural and organic snack foods sold under the Guiltless Gourmet(R) brand. Manischewitz is a manufacturer of products historically consumed during certain Jewish holidays, principally Passover which occurs during the spring, and Rosh Hashanah which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products. Guiltless Gourmet and Season products are consumed throughout the year.

         Manischewitz has built its brand awareness and consumer base by offering a broad assortment of products that can be consumed throughout the year, as well as expanding its product offerings to accommodate changing tastes and the popularity of various food items. Manischewitz' recent product offerings include premium grape juice, a line of reduced carb pasta products, reduced carb matzo and the introduction of canister packaging for its meal, starch and farfel products. Many of the new product offerings are intended to appeal to the mainstream population to expand the customer base for Manischewitz' product line.

         Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For each of the years in the three year period ended March 31, 2004, licensing revenues represented less than 2% of Manischewitz' total revenues.

         Baked Products. Baked products include daily matzo, Passover matzo (which is produced to more exacting standards dictated by religious tenets for Passover) and crackers. The majority of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz(R), Horowitz Margareten(R) and Goodman's brand names. Matzo product sales generated approximately 31.0%, 30.1% and 29.7% of Manischewitz' total revenues in fiscal 2004, 2003 and 2002, respectively. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through July 2005. In fiscal 2004, matzo products and matzo-related products sold under the Goodman's name represented less than 1% of Manischewitz' total revenues.

         Manufactured Products. Manufactured products consist of a variety of soups, sauces, fish, borscht and other processed foods. The majority of these products are produced at Manischewitz' Vineland, New Jersey facility. Manufactured product sales accounted for approximately 16.0%, 16.5% and 16.6% of Manischewitz' total revenues in fiscal 2004, 2003 and 2002, respectively.

         Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta, grape juice, tortilla chips, salsa, condiments, dry soup mixes and canned fish principally under the Manischewitz, Horowitz Margareten, Goodman's, Season and Guiltless Gourmet brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market. Co-packed products generated approximately 51.9%, 52.4% and 52.3% of Manischewitz' total revenues in fiscal 2004, 2003 and 2002, respectively.

         Marketing and Product Development. In fiscal 2004, 2003 and 2002, spending on marketing and trade promotion represented approximately 2.9%, 5.7% and 5.9% of total revenues, respectively. The decline in marketing and trade promotion spending is consistent with Manischewitz' overall business strategy to shift its spending to consumer advertising, marketing and promotion of Manischewitz, Guiltless Gourmet and Season products. During fiscal 2004, Manischewitz successfully launched premium grape juice, an item closely aligned with its heritage. Premium grape juice is available throughout the year and the line will be expanded during fiscal 2005. In addition, since fiscal 2002, Manischewitz has sponsored "Jewish Cooking in America" on Public Broadcasting Service.

         The Manischewitz product line continues to be expanded to strengthen and broaden its popular appeal. Packaging is continually updated to better communicate good taste and high quality, enhance visibility on store shelves and attract a broader spectrum of Jewish and non-Jewish consumers. Manischewitz has introduced no-fat and low-fat items to reinforce the positive health aspects of its products. For fiscal 2005, Manischewitz has launched a reduced carbohydrate noodle line reflecting the dramatic shift in consumer spending toward low-carb products. Where appropriate, recipes have been improved and new flavors introduced. In addition, Manischewitz has introduced new products targeted at both Jewish and non-Jewish consumers and has begun to capitalize on the positive Manischewitz brand image among consumers.

         The Guiltless Gourmet brand allows Manischewitz to capitalize on the growth of natural and organic foods by developing new products to broaden the brand's presence and take advantage of Manischewitz' distribution base. For fiscal 2005, Guiltless Gourmet launched its new Guiltless Carbs(R) Snack Chips to meet the needs of the rapidly expanding market for low-carb products. Unlike other controlled-carb snacks, Guiltless Carbs is baked and not fried, allowing consumers to balance their fat intake as well as their carbs.

         Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Manischewitz' two largest distributors, together represented approximately 47.0%, 50.3% and 46.7% of total revenues in fiscal 2004, 2003 and 2002, respectively. For each of the years in the three year period ended March 31, 2004, one of the two largest distributors was Manischewitz' affiliate, Millbrook. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 2004 total revenues and other customers represented approximately 10%. We believe that Manischewitz' largest supermarket customers are Albertson's, Kroger, Wakefern, Safeway, Royal Ahold, Publix and Pathmark.

         We estimate that Manischewitz' products are sold in a majority of the supermarkets throughout the U.S. Due to their importance to Jewish consumers, Manischewitz' products are "must carry" items for many supermarkets in the U.S. We continue to seek to obtain shelf space from supermarkets in sections other than in the kosher aisle. The ability to display Manischewitz' products in the non-kosher supermarket aisles for products such as crackers, noodles, soups and side dishes, will enhance awareness of Manischewitz' products, particularly among non-Jewish consumers. We believe the Guiltless Gourmet brand will benefit from expanded distribution in both the natural and snack food aisles in supermarkets.

RAW MATERIALS

         The Companies, through their Manischewitz subsidiary, utilize a number of raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz utilizes significant quantities of various species of fish in the manufacture of its gefilte fish and the co-packing of its other canned fish products. Manischewitz also purchases organic corn and spices for the co-packing of its Guiltless tortilla chips. Supplies of these ingredients are readily available from a number of sources and are purchased based on quality and price.

COMPETITION

Millbrook Distribution Services Inc.

         Specialty Foods. The competition in the specialty foods segment is fragmented among approximately 100 distributors, most of which are small and geographically limited. Millbrook is able to compete effectively in the specialty foods segment based on its breadth of products and its logistics capabilities. Its "piece pick" capability gives Millbrook's retailers product variety without the inventory investment in slower-moving, high margin specialty food products. Unlike most other specialty food distributors, Millbrook offers a single source of supply for specialty foods, health and beauty care products and general merchandise. This generates transportation and distribution efficiencies for Millbrook. Millbrook's principal competitors in this segment are Gourmet Awards, Haddon House, Distribution Plus, Inc. and Kehe Food Distributors, Inc.

         Health and Beauty Care. Supermarkets historically have placed health and beauty care products wherever shelf space was available. As supermarkets do not have the available shelf space to compete with the breadth of health and beauty care items carried by mass merchandisers, they have become reliant on delivery and inventory techniques that maximize product variety. Management is of the opinion that Millbrook's "piece pick" capability and breadth of health and beauty care product assortment allows its supermarket customers to effectively compete with mass merchandisers in this product category. Millbrook's principal competitors in this segment are SuperValu, Nash Finch and Associated Wholesale Grocers.

         General Merchandise. Supermarkets are refocusing their efforts to carry general merchandise specifically matched to their customer profiles and rethinking the manner in which they allocate shelf space. We believe product competition in selection and promotion at the retail level favors distributors such as Millbrook. Millbrook's buying power results in a large assortment of general merchandise that is continually tailored to meet its customers' and the consumers' needs. Through Millbrook's "piece pick" capability, this assortment is available to the retailers with a lower inventory investment and space allocation. Millbrook's principal competitors in this segment are SuperValu, Nash Finch and Associated Wholesale Grocers.

         Retail Services. The retail services industry is competitive and is predominantly comprised of a large number of small organizations that are either retailer, channel or region specific. In the opinion of management, there are numerous retail service companies competing with Millbrook Retail SolutionsSM . The principal competitive factors within the industry include (i) breadth and quality of client services; (ii) price; (iii) the ability to execute specific client priorities rapidly and consistently over a wide geographical region; and
(iv) technological capability.

         We believe the combination of the quality of Millbrook Retail Solutions' client services and Millbrook's breadth of expertise, including its retail-oriented technology, experience at store level and logistics capabilities is unique in the industry.

The B. Manischewitz Company, LLC

         Manischewitz competes within a small group of branded kosher food manufacturers. In the matzo category, all of the domestic producers have been in the industry for over 80 years. The strength of Manischewitz' brand names and the complexities of complying with kosher manufacturing requirements have all contributed to the stability of the competitive environment faced by Manischewitz. Management's business strategy includes promoting and marketing Manischewitz products in the non-kosher aisles of supermarkets. However, outside the kosher aisle, Manischewitz products compete with the products of a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines as well as substantially greater financial and other resources available to them.

         Manischewitz' primary competitor in the production and distribution of matzo is Streit's, a New York based family-owned regional marketer. Within the gefilte fish market, Manischewitz competes primarily with Rokeach and its related brands, including Mothers, Old Vienna and Mrs. Adlers. For Manischewitz' Guiltless Gourmet brand, the primary competitors in the marketing and distribution of its all-natural snack products are Frito Lay, a division of PepsiCo, Inc. and Skinny, a division of nSpired Natural Foods. For Manischewitz' Season brand, the primary competitors in the marketing and distribution of its canned fish products are Beach Cliff, Brunswick, King Oscar, Starkist and Bumble Bee.

         Management believes that Manischewitz' loyal customer base and name recognition make the brand less vulnerable to competition with respect to its core products.

TRADEMARKS

         Manischewitz owns a number of registered trademarks in the U.S., Canada, Europe, Israel, South Africa and South America. The registered trademarks in the U.S. include Manischewitz(R), Horowitz Margareten(R), Onion Tams(R), Passover Pantry(R), Tam Tam(R), Vege-Matzo(R), Wheat Tams(R), Design Star of David(R), Star of David & Lion Design(R), Fishlets(R), Design of Star, Lion & Scroll(R), Deborah Ross & Design(R), Bakit(R), Garlic Tam(R), Horowitz Margareten & Design(R), Season(R), Season Kosher Select(R), Gold Boat(R), Atlantic Gourmet(R), Moadim(R), Guiltless Gourmet(R), Gourmet without Guilt(R), Noshables(R) and Guiltless Carbs(R). Manischewitz has granted exclusive licenses under certain of its trademarks to others for the manufacture and sale of wine and other food products. Such licenses are limited in scope to certain territories and entitle Manischewitz to royalties based on the net sales or revenues of the licensed products sold. Management is not aware of any facts that would have a material adverse impact on the continued use of any of its trademarks and trade names.

         (d)      Other Matters

EMPLOYEES

         As of March 31, 2004, we had approximately 1,400 full-time employees, 110 part-time employees and the ability to draw upon 300 service merchandisers on-call nationwide.

         Millbrook has approximately 150 unionized workers. Most of the unionized workers are located at the East Brunswick, NJ and Youngstown, OH distribution centers. These workers are represented under contracts with Teamsters Local 802 in East Brunswick, which was ratified in December 2000 and will expire in June 2006 and Teamsters Local 377 ("Local 377") in Youngstown, which was ratified in April 2000 and will expire in July 2004. In June 2004, negotiations, which are on-going, commenced with Local 377 with respect to the expiring contract.

         Manischewitz has approximately 125 unionized workers at the Jersey City, NJ and Vineland, NJ facilities. Most of the unionized workers at the Jersey City, NJ facility are represented under a contract with Bakery, Confectionery and Tobacco Workers International Union (AFL-CIO, Local 3), which was ratified in October 2000 and will expire in September 2005. The unionized workers at the Vineland, NJ facility are represented under a contract with United Food and Commercial Workers Union (Local 56), which was ratified in May 2000 and will expire in April 2005.

         Management believes that Manischewitz' and Millbrook's relations with their employees and the unions representing certain groups of employees are generally good.

         (e)      Financial Information about Foreign and Domestic Operations

         Millbrook provides distribution services to retail locations in 46 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 4% of Manischewitz' revenues in each of the years in the three year period ended March 31, 2004.

ITEM 2. PROPERTIES

         Facilities. Millbrook's corporate headquarters, where management and administrative functions are performed, is located in Leicester, Massachusetts. Millbrook currently uses five distribution centers:

                                                                                                 Approximate        Lease
                                                                                                   Square        Expiration
Property                                              Location                Own or Lease         Footage          Date
--------                                              --------                ------------         -------          ----
National Support Center/Distribution Center.........  Harrison, AR                 Own            1,200,000          --
Corporate Headquarters/Distribution Center..........  Leicester, MA               Lease             188,000     11/30/06
Distribution Center.................................  Youngstown, OH              Lease             262,000     03/31/07
Distribution Center.................................  Worcester, MA               Lease             241,300     08/31/07
Distribution Center.................................  E. Brunswick, NJ            Lease             177,600     07/31/08

         During the year ended March 31, 2001, Millbrook closed its Ozark, AL distribution center and it is presently being marketed for sale. See Note 5 to the Notes to Consolidated Financial Statements for additional disclosure. In addition, Millbrook uses 45 transfer depots located in 16 states.

         Millbrook owns or leases its fleet of approximately 70 tractors, 190 trailers and 100 vans.

         Manischewitz' corporate headquarters, where management and administrative functions are performed, is located in Jersey City, New Jersey. Manischewitz occupies the following properties, all of which are used in connection with its food business:

                                                                                                 Approximate
                                                                                                   Square
Property                                                Location              Own or Lease         Footage
--------                                                --------              ------------         -------
Bakery/Warehouse/Office.............................    Jersey City, NJ            Own              139,100
Manufacturing facility..............................    Vineland, NJ               Own               67,700

         The Jersey City, New Jersey bakery operates on a two-shift basis during four months of the year and a three-shift basis during seven months of the year. Each shift consists of eight hours. The plant, which has computerized production equipment, is shut down for the month of July for maintenance and to prepare the plant to meet the kosher requirements for Passover production.

         The Vineland, New Jersey manufacturing and warehousing facility is located on a five-acre site. It has the capacity to produce 11,000 pounds of processed fish per shift. The facility generally operates on a single shift basis throughout the year, with its primary maintenance period in April.

ITEM 3. LEGAL PROCEEDINGS

         Holdings and Enterprises are subject to various legal actions, regulatory investigations and proceedings and claims threatened or pending in the normal course of their business. Neither Holdings nor Enterprises is a party to any action or proceeding which, in the opinion of management, to the extent not provided for through insurance, indemnification or established reserves, is likely to have a material adverse effect on their consolidated financial condition or consolidated results of operations.

         In August, 2001, Ames Department Stores, Inc. ("Ames") a customer of Millbrook, filed a voluntary petition under Chapter 11 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of New York. In June, 2003, the Trustee for the bankruptcy estate of Ames filed a complaint against Millbrook alleging that Ames made payments to Millbrook totaling approximately $12.4 million during the ninety (90) day period prior to the Ames bankruptcy filing and asserting that such payments constituted voidable preference payments. Millbrook believes it has meritorious defenses to this claim and intends to vigorously defend its position, although no assurances can be given as to the ultimate outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 2004 and 2003 and for each of the years in the three year period ended March 31, 2004 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein. The selected consolidated financial data as of March 31, 2002, 2001 and 2000 and for the years ended March 31, 2001 and 2000 were derived from the Consolidated Financial Statements of Holdings and Enterprises which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                     HOLDINGS                                      ENTERPRISES
                                -----------------------------------------------  ----------------------------------------------
FOR THE YEARS ENDED MARCH 31,       2000      2001     2002      2003      2004      2000     2001      2002       2003    2004
-----------------------------       ----      ----     ----      ----      ----      ----     ----      ----       ----    ----

                                                                     (Dollars in Thousands)

STATEMENT OF OPERATIONS DATA:
Revenues.....................   $580,531 $ 652,331  $596,302 $507,501  $508,558  $580,485 $652,331  $596,302  $507,501 $508,558
Gross profit.................    138,089   162,723   147,665  123,184   123,466   138,043  162,723   147,665   123,184  123,466
Operating expenses...........    122,124   153,965   137,740  110,142   110,338   122,103  153,888   137,674   110,035  110,153
Operating income.............     15,965     8,758     9,925   13,042    13,128    15,940    8,835     9,991    13,149   13,313
Other expenses...............     18,960    20,357    19,047   17,271    17,471    15,888   17,193    15,722    14,495   14,725
Provision (benefit) for income
   taxes.....................     (1,146)  (3,411)    (2,602)   4,908       421       288   (2,139)   (1,642)    4,308    1,226

Loss before extraordinary item    (1,849)  (8,188)    (6,520)  (9,137)   (4,764)     (236)  (6,219)   (4,089)   (5,654)  (2,638)
Extraordinary gain, net
   of income taxes...........     12,914    3,194                                   4,742    3,194
Cumulative effect of change in
   accounting principle......                                 (24,230)                                         (24,230)
Net income (loss)............     11,065   (4,994)    (6,520) (33,367)   (4,764)    4,506   (3,025)   (4,089)  (29,884)  (2,638)
BALANCE SHEET DATA:
Working capital..............   $ 54,549  $76,310   $ 46,106 $ 43,102  $ 34,995  $ 55,066 $ 73,529  $ 43,071  $ 43,229 $ 33,704
Property, plant and equipment,
      net....................     37,199   32,629     29,486   25,285    22,287    37,199   32,629    29,486    25,285   22,287
Total assets.................    290,178  311,008    262,104  222,127   208,212   285,715  310,668   264,573   226,536  212,688
Total debt...................    170,089  204,973    168,592  165,327   157,979   145,089  179,973   143,592   140,340  131,164

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of Holdings' and Enterprises' financial condition and results of operations should be read in conjunction with the financial information included in the Consolidated Financial Statements.

OVERVIEW

         Holdings was formed in 1996 to build a fully integrated specialty food business by acquiring food manufacturers with strong brand names and integrating their products with a strong distribution network. On March 31, 1997, Holdings acquired Millbrook from McKesson Corporation. On May 1, 1998, Enterprises, a wholly-owned subsidiary of Holdings, acquired Manischewitz. The results of operations of Manischewitz are included in the consolidated results of operations since its date of acquisition. Concurrent with the Manischewitz acquisition, Holdings contributed Millbrook to Enterprises. This contribution was accounted for as an "as if" pooling of interests. Prior to its acquisition of Millbrook, Holdings had no operations. Enterprises, which was formed in 1998 to acquire Manischewitz, had no operations prior to that acquisition.

         On January 31, 2000, Millbrook acquired certain of the assets and operations of Epstein (including the Season brand). On April 17, 2000, Millbrook acquired substantially all of the assets and operations of Miller Buckeye. On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless. The operating results of Epstein's distribution business and Miller Buckeye are reflected in the operating results of Millbrook since their respective dates of acquisition. The operating results of the Season brand business and Guiltless are reflected in the operating results of Manischewitz since their respective dates of acquisition.

GENERAL

         Holdings' and Enterprises' operating subsidiaries are Millbrook and Manischewitz. Operating costs and expenses consist of cost of sales, distribution and warehousing and selling, general and administrative expenses. Cost of sales includes the cost of products manufactured and purchased by Manischewitz, including raw materials, products purchased under co-packing arrangements and manufacturing payroll and related employee benefit costs, and the cost of products distributed by Millbrook. Distribution and warehousing expenses include payroll and related employee benefit costs of Millbrook's distribution operation, Manischewitz' third-party storage costs and transportation costs. Selling, general and administrative expenses include payroll and related employee benefit costs of Millbrook's and Manischewitz' various sales organizations and other general and administrative functions.

YEAR ENDED MARCH 31, 2004 COMPARED TO THE YEAR ENDED MARCH 31, 2003

         Revenues. Revenues for the year ended March 31, 2004 increased $1.1 million or 0.2% to $508.6 million as compared to $507.5 million for the year ended March 31, 2003. Revenues consist of the following:

                                                               2004         2003      $ CHANGE       % CHANGE
                                                            -----------  -----------  -----------  -----------

         Millbrook........................................  $     459.9  $     458.9  $       1.0       0.2  %
         Manischewitz.....................................         59.4         62.1         (2.7)     (4.3)%
         Intersegment Sales (1)...........................        (10.7)       (13.5)         2.8     (20.7)%
                                                            -----------  -----------  -----------
                                                            $     508.6  $     507.5  $       1.1       0.2  %
                                                            ===========  ===========  ===========  ===========

(1)  Eliminated in consolidation

Millbrook's revenues increased $1.0 million or 0.2% for the year ended March 31, 2004 as compared to the prior year. The increase in revenues is principally due to sales to new accounts and expanded distribution to existing customers, partially offset by lower sales to certain customers experiencing financial difficulties, customers negatively impacted by the Midwest grocery workers strike which was settled at the end of October 2003, customer bankruptcies and a decision made by a former customer in the beginning of fiscal 2002 to phase out its purchases from Millbrook as it moved to self-distribution. This phase out was completed in the first quarter of fiscal 2004. Customer bankruptcies include the closure of Ames Department Stores ("Ames") in August, 2002.

Excluding sales made to Ames and the former customer that moved to self-distribution during the year ended March 31, 2003, Millbrook's revenues increased 4.8% for the year ended March 31, 2004.

Manischewitz' revenues decreased $2.7 million or 4.3% for the year ended March 31, 2004 as compared to the prior year. The change in revenues is principally due to:

         (i) decreased sales of Guiltless Gourmet products ($2.0 million). This decline is attributable to the aggressive launch of two product lines by established competitors in late 2002 targeted at core Guiltless Gourmet consumers and the dramatic shift in consumer spending toward low-carb products. These introductions have taken shelf space and reduced the number of Guiltless Gourmet product facings at retail. Management believes that the Guiltless Gourmet brand will begin to re-establish its shelf position as the initial focus associated with the competitor product launches subsides; new Guiltless Gourmet products in the low-carb arena are introduced into the marketplace; and existing Guiltless Gourmet products are repositioned to highlight their low-carb benefits;

         (ii) decreased sales of Season brand products ($0.7 million) resulting from competitive pressures in its product categories; and

         (iii) decreased sales of non-Passover Manischewitz brand products ("Daily") ($1.5 million) offset by increased sales of Passover Manischewitz brand products ($1.5 million). The decline in Daily volume is largely attributable to a strategic decision to shift the promotional focus of the brand from the trade to the consumer. Marketing expenditures that had been previously spent to move product into the distribution channel have been reduced in favor of advertising and consumer promotions. Passover sales for fiscal 2004 were positively impacted by the late Passover 2003 as prior year Passover sales extended into the first quarter of fiscal 2004. If, for comparison purposes, the late Passover 2003 sales were adjusted, Passover 2004 results (fiscal 2004) would have been lower than Passover 2003 (fiscal 2003) by approximately $300,000. This decline is principally related to the five-month Southern California grocery workers strike which, while settled prior to Passover 2004, negatively impacted the normal ordering patterns of Manischewitz' distributor base. As a result, sales at certain of Manischewitz' key Southern California retail outlets, specifically Kroger, Safeway and Albertson's experienced year over year declines.

         Gross Profit. Gross profit for the year ended March 31, 2004 was $123.5 million as compared to $123.2 million for the year ended March 31, 2003, an increase of $0.3 million or 0.2%. As a percentage of revenues, the gross profit margin was 24.3% for the years ended March 31, 2004 and March 31, 2003. Gross Profit consists of the following:

                                                               2004         2003      $ CHANGE       % CHANGE
                                                            -----------  -----------  -----------  -----------

         Millbrook........................................  $     103.7  $     103.7  $         -            -
         Manischewitz.....................................         19.8         19.5          0.3       1.5  %
                                                            -----------  -----------  -----------
                                                            $     123.5  $     123.2  $       0.3       0.2  %
                                                            ===========  ===========  ===========  ===========

The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

         (i) Millbrook's gross profit dollars and gross profit margin are unchanged as the positive effect of the shift in Millbrook's customer base from non-serviced to serviced customers and a shift in product mix from lower margin health and beauty care products to higher margin specialty food products was offset by reduced margin resulting from the competitive environment in obtaining new customers; and

         (ii) Manischewitz' gross profit dollars increased $0.3 million or 1.5% due to improved utilization of its manufacturing facilities. For fiscal 2004, management implemented a manufacturing cost reduction program as well as a re-alignment of its production schedule which resulted in lower overall costs and a higher absorption of manufacturing overhead costs.

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2004 were $43.8 million as compared to $45.5 million for the year ended March 31, 2003. As a percentage of revenues, distribution and warehousing expenses decreased to 8.6% for the year ended March 31, 2004 as compared to 9.0% for the year ended March 31, 2003. Distribution and warehousing costs were impacted by the following:

         (i) lower warehousing and distribution headcount directly related to the loss of Ames during fiscal 2003 and additional headcount reductions realized from the implementation of a cost reduction program which more efficiently deployed warehouse personnel; and

         (ii) lower transportation costs realized from the implementation of a cost reduction program which achieved more efficient routing and enhanced utilization of Millbrook's truck fleet.

         Selling, general and administrative expenses for the year ended March 31, 2004 were $66.5 million as compared to $64.6 million for the year ended March 31, 2003. As a percentage of revenues, selling, general and administrative expenses increased to 13.1% for the year ended March 31, 2004 as compared to 12.7% for the year ended March 31, 2003. This increase is principally due to the following:

         (i) Millbrook's increased provision for doubtful accounts resulting from customer bankruptcies, partially offset by reduced professional fees incurred in fiscal 2003 in connection with a non-recurring regulatory matter;

         (ii) Manischewitz' increased consumer advertising and promotional expenditures associated with the strategic decision to shift the promotional focus of the brand from the trade to the consumer and the launch of a premium grape juice line of products; and

         (iii) Manischewitz' incremental employment costs resulting from a realignment of the sales department and increased employee benefit costs due to medical and pension plan cost increases.

         Amortization of intangibles was approximately $43,000 for the year ended March 31, 2003. The Companies adopted SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. As of March 31, 2003, the Companies do not have any remaining intangible assets with definite lives.

         Modification of Debt. During the year ended March 31, 2004, Holdings expensed $461,000 of professional fees and related expenses incurred in connection with the pending restructuring of its indebtedness outstanding under the Senior Notes issued by Holdings and Enterprises. See Note 9 to the Notes to Consolidated Financial Statements for additional disclosure.

         Interest Expense. Interest expense for the year ended March 31, 2004 was $17.0 million (consisting of $2.3 million for Holdings and $14.7 million for Enterprises, respectively) as compared to $16.8 million (consisting of $2.3 million for Holdings and $14.5 million for Enterprises, respectively) for the year ended March 31, 2003. The increase in interest expense is primarily attributable to Enterprises arrangement with certain holders of its 10.5% Senior Notes to make the November 1, 2003 interest payment through the issuance of additional Senior Notes in lieu of cash. See Note 9 to the Notes to Consolidated Financial Statements for additional disclosure. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2004 was 9.4%.

         Taxes. The provision for income taxes for the year ended March 31, 2004 was $0.4 million for Holdings and $1.2 million for Enterprises as compared to $4.9 million for Holdings and $4.3 million for Enterprises for the year ended March 31, 2003. Historically, the Companies did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. In addition, Holdings and Enterprises recorded non-cash valuation allowances to offset their respective income tax benefits from operations. Both the deferred non-cash income tax benefit and the non-cash valuation allowances recorded in the Companies' operating results would have not been required prior to the adoption of SFAS No. 142. The provision for income taxes was reduced by approximately $800,000 to be received by Holdings in connection with the conclusion of a prior year state income tax audit.

         Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2004 was $4.8 million for Holdings and $2.6 million for Enterprises as compared to $33.4 million for Holdings and $29.9 million for Enterprises for the year ended March 31, 2003. Given the non-cash impact of SFAS No. 142 and the related income tax valuation allowances recorded, management believes the presentation of net income (loss) on a basis prior to the adoption of SFAS No. 142 provides useful information to the Companies' various constituencies. Excluding the impact of SFAS No. 142, the net loss for the year ended March 31, 2004 was $1.7 million for Holdings and $700,000 for Enterprises and the net loss for the year ended March 31, 2003 was $2.9 million for Holdings and $800,000 for Enterprises.

Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

         Revenues. Revenues for the year ended March 31, 2003 decreased $88.8 million or 14.9% to $507.5 million as compared to $596.3 million for the year ended March 31, 2002. Revenues include:

                                                               2003         2002      $ CHANGE       % CHANGE
                                                            -----------  -----------  -----------  -----------

         Millbrook........................................  $     458.9  $     547.8  $     (88.9)    (16.2)%
         Manischewitz.....................................         62.1         60.5          1.6       2.6  %
         Intersegment Sales (1)...........................        (13.5)       (12.0)        (1.5)     12.5  %
                                                            -----------  -----------  -----------
                                                            $     507.5  $     596.3  $     (88.8)    (14.9)%
                                                            ===========  ===========  ===========  ==========

         (1)  Eliminated in consolidation

Millbrook's revenues decreased $88.9 million or 16.2% for the year ended March 31, 2003 as compared to the prior year. The decrease in revenues is principally due to decreased sales to certain customers as a result of several factors, including a decision made by a prior customer to move to self-distribution; customer financial difficulties and bankruptcies; customer losses; and an overall decline in specialty food revenues resulting from lower than expected retail sales at a number of Millbrook's customers, the aggregate of which exceeded the growth of sales to certain other customers. The customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August, 2002.

Manischewitz' revenues increased $1.6 million or 2.6% for the year ended March 31, 2003 as compared to the prior year. This increase is principally due to increased sales of Manischewitz brand products resulting from new product introductions, product packaging innovation and an overall reduction in the number and amount of promotional selling programs.

         Gross Profit. Gross profit for the year ended March 31, 2003 was $123.2 million as compared to $147.7 million for the year ended March 31, 2002, a decrease of $24.5 million or 16.6%. As a percentage of revenues, the gross profit margin was 24.3% and 24.8% for the years ended March 31, 2003 and March 31, 2002, respectively. Gross profit consists of the following:

                                                               2003         2002      $ CHANGE       % CHANGE
                                                            -----------  -----------  -----------  -----------
         Millbrook........................................  $     103.7  $     127.3  $     (23.6)    (18.5)%
         Manischewitz.....................................         19.5         20.4         (0.9)     (4.4)%
                                                            -----------  -----------  -----------
                                                            $     123.2  $     147.7  $     (24.5)    (16.6)%
                                                            ===========  ===========  ===========  ==========

The decrease in gross profit dollars and its impact on gross profit margin is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($23.6 million) and decreased gross profit margin (0.3%) resulting from the shift in Millbrook's customer base from serviced to non-serviced customers and a shift in product mix from higher margin specialty food products to lower margin health and beauty care products; and

         (ii) decreased gross profit margin (0.2%) for Guiltless Gourmet brand products at Manischewitz resulting from the promotional costs of launching several new Guiltless Gourmet products during fiscal 2003.

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2003 were $45.5 million as compared to $54.1 million for the year ended March 31, 2002. As a percentage of revenues, distribution and warehousing expenses decreased to 9.0% for the year ended March 31, 2003 as compared to 9.1% for the year ended March 31, 2002. Distribution and warehousing costs were impacted by the following:

         (i) lower warehousing headcount due to reductions made during the second half of fiscal 2002 and during the year ended March 31, 2003 directly related to customer losses and additional headcount reductions realized from a cost reduction program implemented by Millbrook's management to more efficiently deploy warehouse personnel; and

         (ii) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet.

         Selling, general and administrative expenses for the year ended March 31, 2003 were $64.6 million as compared to $79.4 million for the year ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 12.7% for the year ended March 31, 2003 as compared to 13.3% for the year ended March 31, 2002. This decrease is principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the second half of fiscal 2002 and during the year ended March 31, 2003 directly related to customer losses and the shift in Millbrook's customer base from serviced to non-serviced customers; and

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from a cost reduction program implemented by Millbrook's management to streamline its workforce.

         Amortization of intangibles was approximately $43,000 for the year ended March 31, 2003, as compared to $4.2 million for the year ended March 31, 2002. This decline resulted from the adoption of SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. Following the quarter ended June 30, 2002, the Companies do not have any remaining intangible assets with definite lives.

         Modification of Debt. Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. Holdings, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constituted a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off.

         Interest Expense. Interest expense for the year ended March 31, 2003 was $16.8 million (consisting of $2.3 million for Holdings and $14.5 million for Enterprises, respectively) as compared to $19.0 million (consisting of $3.3 million for Holdings and $15.7 million for Enterprises, respectively) for the year ended March 31, 2002. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Companies' Credit Agreement and the amendment by Holdings of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment, among other things, reduced the interest rate to 6% per annum and increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2003 was 8.9%.

         Taxes. The provision for income taxes for the year ended March 31, 2003 was $4.9 million for Holdings and $4.3 million for Enterprises as compared to an income tax benefit of $2.6 million for Holdings and $1.6 million for Enterprises for the year ended March 31, 2002. Historically, the Companies did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. Therefore, Holdings and Enterprises recorded a deferred non-cash income tax expense of approximately $4.7 million and $4.2 million, respectively, during the year ended March 31, 2003. In addition, Holdings and Enterprises recorded non-cash valuation allowances to offset their respective income tax benefits from operations and the extraordinary loss on modification of debt of $2.7 million and $1.8 million, respectively. Both the deferred non-cash income tax benefit and the non-cash valuation allowances recorded in the Companies' operating results would have not been required prior to the adoption of SFAS No. 142.

         Cumulative Effect of Change in Accounting Principle. Effective April 1, 2002, the Companies adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. With the assistance of an independent professional appraisal firm, the Companies performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Companies have two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Companies' reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at Manischewitz was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of goodwill writedown is increased. As a result, Manischewitz recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the year ended March 31, 2003. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

         Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2003 was $33.4 million for Holdings and $29.9 million for Enterprises as compared to $6.5 million for Holdings and $4.1 million for Enterprises for the year ended March 31, 2002. Given the non-cash impact of the adoption of SFAS No. 142 and the related income tax valuation allowances recorded, management believes the presentation of net income (loss) on a basis comparable with the prior year provides useful information to the Companies' various constituencies. Excluding the impact of SFAS No. 142 and the amortization of indefinite-lived intangible assets in fiscal 2002, the net loss for the year ended March 31, 2003 was $2.9 million for Holdings and $800,000 for Enterprises as compared to $4.1 million for Holdings and $1.7 million for Enterprises for the year ended March 31, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Operations for the year ended March 31, 2004, excluding non-cash charges for depreciation and amortization, deferred income taxes and other non-cash charges, provided cash of $2.6 million for Holdings and $4.3 million for Enterprises. Operations for the year ended March 31, 2003, excluding non-cash charges for the cumulative effect of a change in accounting principle, depreciation and amortization, deferred income taxes and other non-cash charges, provided cash of $1.7 million for Holdings and $4.3 million for Enterprises. During the year ended March 31, 2004, other changes in assets and liabilities resulting from operating activities provided cash of $12.3 million for Holdings and $9.9 million for Enterprises as compared to providing cash of $4.6 million for Holdings and $1.5 million for Enterprises for the year ended March 31, 2003. As a result, net cash provided by operating activities were $14.9 million for Holdings and $14.2 million for Enterprises in fiscal 2004 as compared to $6.3 million for Holdings and $5.8 million for Enterprises in fiscal 2003. Investing activities, which principally consisted of the acquisitions of plant and equipment in both fiscal years resulted in a use of cash of approximately $800,000 and $500,000 for Holdings and Enterprises for the years ended March 31, 2004 and 2003, respectively. During the years ended March 31, 2004 and 2003, financing activities, which consisted of $15.0 million and $3.3 million, respectively, for repayments under the credit agreement by both Holdings and Enterprises and payment of debt modification costs of approximately $600,000 and $500,000, respectively, by Holdings, utilized cash of $15.6 million and $3.8 million for Holdings and $15.0 million and $3.3 million for Enterprises. The amount repaid under the credit agreement during the year ended March 31, 2003, includes the utilization of approximately $500,000 of cash surrender value available under Millbrook's deferred compensation arrangements.

         At March 31, 2004, outstanding borrowings under the credit agreement were $45.0 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 2004, Millbrook and Manischewitz had approximately $4.9 million of cash and approximately $16.6 million of available borrowing capacity under the credit agreement. In addition, there were approximately $8.5 million of cumulative unpaid dividends on Holdings' series A and series B preferred stock.

         At March 31, 2004, Holdings' and Enterprises' balance sheets include a $11.9 million deferred income tax liability related to the taxable temporary differences resulting from different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Companies tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and will not be payable unless the underlying assets are sold or an impairment is recognized for tax purposes.

         The following information provides a summary of Holdings' and Enterprises' contractual obligations and other commercial commitments as of March 31, 2004:


(Dollars in Thousands)
                                                                 Less Than                                            After 5
Contractual Obligations                           Total            1 Year         1-3 Years         4-5 Years          Years
--------------------------------------------  ---------------  ---------------  ---------------   --------------   --------------
Long-Term Debt..............................     $ 157,979        $       -       $ 131,164         $ 2,000           $ 24,815
Capital Lease Obligations...................            16               16               -               -                  -
Operating Leases............................        15,938            4,818           8,572           2,335                213
Unconditional Purchase Obligations..........           825              825               -               -                  -
Other Long-Term Obligations (at maturity)...        18,516            1,030           1,737           1,754             13,995
                                               -----------     ---------------  ---------------   --------------   --------------
Total Contractual Cash Obligations..........     $ 193,274          $ 6,689        $ 141,473        $ 6,089           $ 39,023
                                               ===========     ===============  ===============   ==============   ==============

                                              Total Amounts      Less Than                                            After 5
Other Commercial Commitments                     Committed        1 Year         1-3 Years         4-5 Years           Years
--------------------------------------------   -----------     ---------------  ---------------   --------------   --------------
Lines of Credit.............................     $       -      $         -      $         -        $       -              $ -
Standby Letters of Credit...................         4,141            4,141                -                -                -
Guarantees..................................             -                -                -                -                -
Other Commercial Commitments................            14               14                -                -                -
                                               -----------     ---------------  ---------------   --------------   --------------
Total Commercial Commitments................     $   4,155       $    4,155      $         -        $       -              $ -
                                               ===========     ===============  ===============   ==============   ==============


         Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2005 to be approximately $2.5 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2005 will be financed through working capital, operating leases and cash flow from operations.

         From a distribution perspective, Millbrook's business continues to be impacted by the instability of the U.S. supermarket industry, the financial condition of its customers and changes in the competitive landscape as a number of grocery and wholesale distribution companies are no longer in existence. During the first quarter of fiscal 2005, Millbrook's largest customer, Shaw's Supermarkets was acquired by Albertson's, one of the largest retail food and drug chains in the world. Albertson's retail operations are supported by 17 major distribution centers that provide product exclusively to its retail stores. While Albertson's is a current customer of Millbrook, the impact of this acquisition on Millbrook's existing sales base is not known. For the year ended March 31, 2004, Shaw's Supermarkets and Albertson's, together represented approximately 32% of Millbrook's revenues. The extent of a change in the manner in which Shaw's Supermarkets currently obtains its products and the resulting impact on Millbrook is not presently determinable. Any significant change in Millbrook's existing sales base would require significant headcount reductions and a realignment of its distribution operations. However, there can be no assurance that any required changes could be accomplished on terms acceptable to Millbrook.

         Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Management continues to believe in its overall strategy. Further, Millbrook's management effectively implemented a number of cost reduction programs during fiscal 2003 which have reduced its operating costs in order to address and react to the demands of its changing markets.

         From a branded food products perspective, Manischewitz' operations (principally consisting of its Manischewitz, Season and Guiltless Gourmet brands) are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. In addition, the seasonality of Manischewitz' business and the timing of Jewish holidays results in a substantial portion of Manischewitz' revenues and operating profits occurring during the fourth quarter of each fiscal year and financial information which is not comparable on a quarterly basis. While the Manischewitz brand continues to be the market leader in its core categories, competition from lower-priced domestic and imported products continually challenges its market share. Additionally, the development of the low carbohydrate trend has had an impact on all of Manischewitz' brands. For fiscal 2005, the continued growth of the Manischewitz brand and the reversal of the sales declines in the Season and Guiltless Gourmet brands are contingent upon:

         (i)      successful introduction of reduced carb and low-carb products;

         (ii)     other new product introductions;

         (iii) expansion into alternative channels, such as drug, convenience, club, vending and food service; and

         (iv) continued consumer driven advertisements and promotional vehicles that build sales and customer loyalty in Manischewitz' core markets.

         Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (a) reduced the interest rate to 6% per annum, (b) extended their maturity date from May 1, 2008 to May 1, 2010 and (c) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. Holdings, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. On November 1, 2002, May 1, 2003, November 1, 2003 and May 1, 2004, Holdings elected to defer the cash payment of interest on its 6% Notes.

         During the year ended March 31, 2004, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment through the issuance of additional Notes in lieu of cash. The arrangement provided that each participating holder would receive $1,000 in principal amount of 10.5% Notes for each $500 of interest due. Residual amounts of interest less than $500 were paid in cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, Enterprises issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash.

         In May, 2004, Manischewitz sold a parcel of vacant land adjacent to its headquarters in Jersey City, NJ for proceeds of approximately $1.5 million. The proceeds from the sale were used to reduce outstanding borrowings under the Credit Agreement. In the first quarter of fiscal 2005, Manischewitz recorded a gain of approximately $800,000, net of income taxes of approximately $600,000.

         Subsequent to March 31, 2004, the Companies reached an agreement in principle to restructure its indebtedness outstanding under the Senior Notes issued by Holdings and Enterprises. As of June 29, 2004, holders of 98% of the outstanding 10.5% Senior Notes of Enterprises, and holders of 95% of the combined outstanding 13% Senior Notes and 6% Senior Notes of Holdings have agreed in principle to the restructuring. Pursuant to the agreement in principle with holders of Senior Notes, each of Holdings and Enterprises did not pay the semi-annual interest payment due May 1, 2004 on its respective Senior Notes. Concurrently, the requisite percentage of noteholders under each indenture for the Senior Notes notified the trustee of the applicable indenture not to pursue any action with respect to this non-payment of interest. In addition, the Company entered into an agreement with its senior lenders pursuant to which such lenders waived any default, arising under the credit agreement as a result of this non-payment of interest, for a period through August 15, 2004.

         Pursuant to the agreement in principle, holders of the 10.5% Senior Notes issued by Enterprises, the 13% Senior Notes and 6% Senior Notes issued by Holdings, will exchange their Senior Notes for a new issue of 9% Senior Notes of Holdings due May 2011 (the "9% Senior Notes"), shares of a new series of Series C Preferred Stock of Holdings due in 2013 (the "Series C Preferred") and shares of common stock of Holdings. Holdings' current common stockholders will retain their shares, which will represent 70% of the fully diluted shares outstanding immediately after the restructuring.

         The exchange ratios in the restructuring are as follows:

       - For each $1,000 principal amount of 10.5% Senior Notes of Enterprises exchanged, holders will receive approximately $610.00 in principal amount of 9% Senior Notes, approximately $365.00 in liquidation value of Series C Preferred and shares of common stock representing in the aggregate 27.5% of the fully diluted common ownership of Holdings.

       - For each $1,000 principal amount of 13% Senior Notes and 6% Senior Notes of Holdings exchanged, holders will receive approximately $55.00 in liquidation value of Series C Preferred, and shares of common stock representing in the aggregate 2.5% of the fully diluted common ownership of Holdings.

         The Companies expect to complete the pending restructuring during the second quarter of fiscal 2005.

         Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from the operations of Millbrook and Manischewitz and borrowings under the credit agreement. Subject to the preceding discussion, Holdings and Enterprises believe that, based upon current and anticipated financial performance, asset sales, cash flows from operations and borrowings under the credit agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. However, the aforementioned capital requirements of Holdings and Enterprises may change. The Companies are in compliance with the covenants contained in the credit agreement and the indentures relating to the senior notes and expect to be in compliance in the future. The Companies' credit agreement expires April 15, 2005. It is management's belief that it will either negotiate an extension to its current facility or enter into a new facility on terms acceptable to the Companies, although there can be no assurance that such extension or new facility will be completed. Absent the completion of an extension or new facility, the Companies' outstanding borrowings under its current facility would be classified as a current liability in its condensed balance sheet as of June 30, 2004. At March 31, 2004, Holdings and Enterprises had total outstanding indebtedness of $158.0 million and $131.2 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on the future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' and Enterprises' control.

EFFECTS OF INFLATION AND OTHER MATTERS

         For the year ended March 31, 2004, Holdings' and Enterprises' cost of product generally remained relatively stable. However, throughout the fiscal year, the cost of flour utilized by the Company's Manischewitz subsidiary in the manufacturing of matzo and matzo-related products has experienced price increases. These price increases impact Manischewitz as prior purchase commitments expire. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

         Holdings and Enterprises are not involved in any significant environmental matters.

         Accounting Pronouncements - SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. We adopted SFAS No. 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on our financial position or overall trends in results of operations.

         SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. We adopted SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 resulted in a reclassification to the Statement of Operations for the year ended March 31, 2003. The adoption of SFAS No. 145 did not have a material impact on our financial position or overall trends in results of operations.

         SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Companies will adopt SFAS No. 146 for any future exit or disposal activities.

         SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on our financial position or overall trends in results of operations and did not result in any significant change to our financial risk management practices.

         SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. The adoption of SFAS No. 150 did not have a material impact on our financial position or overall trends in results of operations.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation is effective for guarantees issued or modified after December 31, 2002 and requires that a liability be recognized at fair value upon issuance of the guarantees. The Companies will adopt FIN 45 for any future guarantees issued or modified.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from the estimates previously applied by the Companies which were based on different assumptions and conditions. The significant accounting principles which we believe are the most important to aid in fully understanding our financial results are the following:

         Concentration of Credit Risk - Trade accounts receivable potentially subject the Companies to credit risk. The Companies extend credit to their customers, principally in the U.S. supermarket industry, based upon an evaluation of the customer's financial condition and credit history and generally do not require collateral. The Companies' allowances for doubtful accounts are based upon the expected collectability of trade accounts receivable.

         The Companies' operating subsidiaries, Millbrook and Manischewitz, generate 93% of their revenues from customers in the U.S. supermarket industry.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method.

         Revenue Recognition - Revenue is recognized when products are shipped or services are provided to customers. Revenue is recorded net of returns, rebates and allowances. Provisions for returns, rebates and allowances and bad debts are based upon historical experience and known events.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" contains "forward-looking" statements. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control.

         Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the financial condition of customers, the action of current and potential new competitors, the continuing instability of the U.S. supermarket industry, changes in technology and economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Holdings and Enterprises due principally to adverse conditions in commodity market prices and interest rate risk related to debt obligations outstanding. Holdings and Enterprises do not use financial instruments or derivatives for any trading or other speculative purposes.

         Holdings and Enterprises secure future commitments for certain commodities based upon historical and projected consumption such that reasonable possible near term changes in commodity prices would not result in a material effect on future earnings, fair values or cash flows of Holdings and Enterprises. Holdings and Enterprises manage interest rate risk through the strategic use of fixed and variable rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the Index to Financial Statements on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures

         As required by new Rule 13a - 14 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, the Companies carried out an evaluation under the supervision and with the participation of the Companies' management, including the Companies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies' disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies' disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Companies in the reports it files or submits under the Securities Exchange Act is included in such reports.

         (b)      Changes in internal controls

         There were no significant changes in the Companies' internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:

Name                                Age     Position
---------------------               ---     ----------------------------------------------------------------
Richard A. Bernstein*               58      Chairman, President, Chief Executive Officer and Director
Lewis J. Korman*                    59      Vice Chairman and Director
Steven M. Grossman*                 43      Executive Vice President, Chief Financial Officer, Treasurer and
                                            Director
James A. Cohen, Esq.*               58      Senior Vice President - Legal Affairs and Secretary and Director
                                            of Enterprises
Ira A. Gomberg*                     60      Senior Vice President
Hal B. Weiss*                       47      Assistant Treasurer
Richard H. Hochman                  58      Director of Holdings
Michael A. Pietrangelo              62      Director of Holdings

Senior executive officer of
  Millbrook:
Robert A. Sigel                     50      President and Chief Executive Officer of Millbrook and Executive Vice
                                            President and Director of Holdings

Senior executive officer of
  Manischewitz:
Bruce W. Glickstein                 58      President and Chief Executive Officer of Manischewitz and Director of
                                            Holdings

* Titles of these individuals are the same for Holdings and Enterprises unless otherwise specified.

         Richard A. Bernstein has served as Chairman, President and Chief Executive Officer of Holdings and Enterprises and as a director of Enterprises since its inception in March, 1998 and of Holdings since its inception in May, 1996. In addition to his positions with Holdings and Enterprises, Mr. Bernstein is a member of the Board of Directors and Chairman of Millbrook and is the Chairman and Manager of Manischewitz. Mr. Bernstein is Chairman and Manager of RABCO Luxury Holdings LLC, a New York limited liability company ("RABCO"), a diversified holding entity for luxury products, which has the exclusive right, through its subsidiaries, to distribute watches and timepieces for several watch brands in the United States, Canada, Mexico and throughout the Caribbean. Mr. Bernstein is also President of P&E Properties, Inc., a private commercial real estate ownership/management company of which Mr. Bernstein is the sole shareholder. Mr. Bernstein was the Chairman and Chief Executive Officer and a director of Western Publishing Group, Inc. from 1984 to May 1996. Mr. Bernstein also served as Chairman of the Board and Chief Executive Officer of RABCO Health Services, Inc. and General Medical Corporation, a medical and surgical supply distribution company, from April 1987 through August 1993, and Chairman and Chief Executive Officer of Harris Wholesale Company, a pharmaceutical and health and beauty care distribution company, from 1989 through May 1992. Mr. Bernstein is a Director and Vice President of the Police Athletic League. He also devotes substantial time to other business and charitable activities.

         Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also a member of the Board of Managers of Manischewitz. He also is a principal in or serves as a consultant to companies involved in the entertainment industry. Mr. Korman is a principal in and a member of the Board of Managers of a non-affiliated company which provides, through on-line and traditional publishing channels, preparation and testing for (i) occupations which require certification, and (ii) students and schools where standardized examinations are administered for assessment or advancement. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

         Steven M. Grossman has been Executive Vice President, Chief Financial Officer and Treasurer and a director of Holdings and Enterprises since their inception. In addition to his positions with Enterprises and Holdings, Mr. Grossman is a member of the Board of Directors and Executive Vice President - Finance and Administration of Millbrook and is a member of the Board of Managers and the Executive Vice President, Chief Financial Officer and Treasurer of Manischewitz. Mr. Grossman is also Executive Vice President and Chief Financial Officer of RABCO and each of its subsidiaries and Chief Financial Officer of P&E Properties, Inc. Mr. Grossman was Executive Vice President and Chief Financial Officer of Western Publishing Group, Inc. from June 1994 to May 1996 and Vice President - Financial Planning of Western Publishing Group, Inc. from July 1992 to June 1994 and of RABCO Health Services, Inc. from July 1992 to August 1993. Mr. Grossman also serves on the Board of Directors of 4Kids Entertainment, Inc., a New York Stock Exchange company. Mr. Grossman is a certified public accountant licensed in New York.

         James A. Cohen, Esq. has been Senior Vice President - Legal Affairs and Secretary of Holdings and Enterprises since their inception and is a director of Enterprises. In addition to his positions with Enterprises and Holdings, Mr. Cohen is a member of the Board of Directors and the Senior Vice President - Legal Affairs of Millbrook and Manischewitz and is a member of Manischewitz' Board of Managers. Mr. Cohen is also Senior Vice President - Legal Affairs of RABCO and each of its subsidiaries and a senior executive of P&E Properties, Inc. Mr. Cohen was Senior Vice President - Legal Affairs and Secretary of Western Publishing Group, Inc. from 1984 to May 1996 and Senior Vice President - Legal Affairs and Secretary of RABCO Health Services, Inc. from April 1987 through August 1993.

         Ira A. Gomberg has been Senior Vice President of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Gomberg is a Senior Vice President of Millbrook and Manischewitz. Mr. Gomberg is also Senior Vice President of RABCO and each of its subsidiaries and a senior executive of P&E Properties, Inc. Mr. Gomberg was Senior Vice President of Western Publishing Group, Inc. from 1986 to May 1996 and Senior Vice President of RABCO Health Services, Inc. from April 1987 through August 1993.

         Hal B. Weiss has been Assistant Treasurer of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Weiss is a Vice President and Assistant Treasurer of Millbrook and Manischewitz. Mr. Weiss is also the Assistant Treasurer of RABCO and each of its subsidiaries and Controller of P&E Properties, Inc. Mr. Weiss served as Assistant Treasurer of Western Publishing Group, Inc. from 1990 through May 1996 and Assistant Treasurer of RABCO Health Services, Inc. from April 1987 through August 1993. Mr. Weiss is a certified public accountant licensed in New York.

         Richard H. Hochman is Chairman of Regent Capital Management Corp. a private investment company, making equity and mezzanine investments in companies, and has served in that capacity since April 1995. From 1990 through April 1995, he was a Managing Director of the Corporate Finance Department of Paine Webber Incorporated and served as a member of its Debt and Equity Commitment Committees. Prior to joining PaineWebber, Mr. Hochman served as a Managing Director of Drexel Burnham Lambert, Inc. from 1984 through 1990. Mr. Hochman also serves on the Board of Directors of Cablevision Systems Corp.

         Michael A. Pietrangelo is of Counsel in the Memphis, Tennessee law firm of Pietrangelo Cook PLC, which he joined in February 1998. Previously, Mr. Pietrangelo was President of Johnson Products Co., a subsidiary of IVAX Corporation that manufactured and sold cosmetic and health and beauty care products, principally intended for the African-American consumer. Mr. Pietrangelo also has held a number of executive positions in the consumer products industry at Schering-Plough Corporation, including President of the Personal Care Products Group, and has served as President and Chief Operating Officer of Western Publishing Group, Inc. and President and Chief Executive Officer of Cleo, Inc., a subsidiary of Gibson Greetings, Inc. Mr. Pietrangelo also serves on the Board of Directors of Medicis Pharmaceutical Corporation, a New York Stock Exchange company.

         Robert A. Sigel has been President, Chief Executive Officer and director of Millbrook since it was acquired by Holdings from McKesson in March 1997. Mr. Sigel became a director of Holdings in March 1999 and an Executive Vice President of Holdings in June 2002. Mr. Sigel has been associated with Millbrook's business since 1977, having served as Vice President, Sales and Merchandising, Executive Vice President, President and Chief Executive Officer of Millbrook Distributors, Inc. and President and Chief Executive Officer of the service merchandising division of McKesson, which became the current Millbrook. From 1995 through March 1997, Mr. Sigel also served as a Corporate Vice President of McKesson and on McKesson's Management Board.

         Bruce W. Glickstein has been President and Chief Executive Officer of Manischewitz since January 2002. Mr. Glickstein became a director of Holdings in January 2002. From July 1985 to January 1995, Mr. Glickstein held senior sales and marketing positions with General Medical Corporation and American Hospital Supply Corporation, two of the leading medical products companies in the United States.

CODE OF ETHICS

         Holdings and Enterprises adopted a code of ethics that applies to their Chief Executive Officer, President and Chief Financial Officer, respectively. A copy of Holdings' and Enterprises' code of ethics is being filed as Exhibit 14.1 to this annual report on Form 10-K for the year ended March 31, 2004.

AUDIT COMMITTEE

         Each of Holdings and Enterprises has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Mr. Richard H. Hochman and Michael A. Pietrangelo, Esq. None of the current members of the Audit Committee have been designated by the Board of Directors of Holdings or Enterprises to be a "financial expert", as such term is defined under the rules and regulations promulgated by the Securities and Exchange Commission. While the Board of Directors may evaluate candidates to potentially designate as the "financial expert" to serve on the Audit Committee in the future, the Board of Directors believes that the members currently comprising the Audit Committees, each of whom have had distinguished careers with prominent and sophisticated business and financial experience, have the requisite expertise and abilities to fulfill their responsibilities on the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned or paid, including deferred compensation of the Chief Executive Officer and the most highly compensated executive officers of Holdings, Enterprises, Millbrook and Manischewitz for services rendered for each of the fiscal years indicated.

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Messrs. Bernstein, Grossman and Cohen. Enterprises reimburses P&E Properties, Inc., an entity of which Mr. Bernstein is the sole shareholder ("P&E Properties"), for providing various services, including executive services rendered by certain of its executive officers. Although Mr. Bernstein does not receive any salary from P&E Properties, a portion of these amounts may be deemed indirect compensation to Mr. Bernstein. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. See "Certain Relationships and Related Transactions - Related Party Transactions" on page 31.

                                                                                             Long-Term
                                                                                           Compensation
                                                           Annual Compensation             ------------
                                                           -------------------             Options/SARs
         Name and Principal Position               Year      Salary ($)(1)(2)  Bonus ($)          (#)
         ---------------------------               ----      ----------        ---------         -----

         Holdings and Enterprises

         Richard A. Bernstein                      2004      $       --          $ --              --
              Chairman, President and Chief        2003      $       --          $ --              --
              Executive Officer                    2002      $       --          $ --              --

         Steven M. Grossman                        2004      $  298,000          $ --              --
              Executive Vice President,            2003      $  295,750          $ --              --
              Chief Financial Officer and          2002      $  295,750          $ --              --
              Treasurer

         James A. Cohen                            2004      $  236,000          $ --              --
              Senior Vice President - Legal        2003      $  234,000          $ --              --
              Affairs                              2002      $  234,000          $ --              --

         Millbrook

         Robert A. Sigel                           2004      $  475,000          $ --              --
              Chief Executive Officer              2003      $  475,000          $ --              --
              and President of Millbrook           2002      $  445,000          $ --              --

         Manischewitz

         Bruce W. Glickstein                       2004      $  279,897          $ --              --
              Chief Executive Officer              2003      $  250,844          $ --              --
              and President of Manischewitz        2002      $   48,077(3)       $ --              --


(1) These amounts do not include amounts paid on behalf of executive officers under the Companies' benefit plans. Such benefit plans, which are offered to all full-time employees of the Companies include a retirement and profit-sharing plan, medical and dental insurance, disability insurance and life insurance.
(2) Other compensation in the form of perquisites and other personal benefits has been omitted as such benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for each of the named officers for each fiscal year.
(3) Mr. Glickstein became Chief Executive Officer and President of Manischewitz in January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table contains, as of March 31, 2004, information regarding the beneficial ownership of the common stock and preferred stock of
Holdings:

         (1) by each person who is known by Holdings to own beneficially more than 5% of the outstanding shares of common stock or preferred stock of Holdings;

         (2)      by each of the directors and executive officers of Holdings;
                  and

         (3) by all directors and executive officers of Holdings as a group.

         Based on information furnished by those owners, we believe that the beneficial owners of the securities listed below have investment and voting power for all the shares of common stock and preferred stock of Holdings shown as being beneficially owned by them. The securities are subject to the voting agreement described under the heading "Certain Relationships and Related Transactions--Voting Agreement" on page 30. Holdings owns 200 shares of the common stock of Enterprises, which represents all of the issued and outstanding capital stock of Enterprises.

                                                                 Number of                   Number of
                                      Number of                  Shares of    Percentage     Shares of    Percentage
                                      Shares of    Percentage     Series A     of Total      Series B      of Total
                                    Common Stock    of Total     Preferred     Shares of     Preferred     Shares of
                                        of          Shares of     Stock of     Series A      Stock of      Series B
                                      Holdings    Common Stock    Holdings     Preferred     Holdings      Preferred
 Name of                           Beneficially        of       Beneficially   Stock of    Beneficially    Stock of
 Beneficial Owner                     Owned         Holdings        Owned       Holdings       Owned       Holdings
 ----------------                     -----         --------        -----       --------       -----       --------
 Richard A. Bernstein..............     42,500          40.4%       12,500        50.0%          1,000       100.0%
 Robert A. Sigel...................      6,600           6.3           250         1.0
 Steven M. Grossman................      5,240           5.0           100          .4
 James A. Cohen, Esq...............      4,360           4.1           150          .6
 Lewis J. Korman...................      3,450           3.3           500         2.0
 Ira A. Gomberg....................      3,350           3.2           250         1.0
 Bruce W. Glickstein...............      2,500           2.4            --         --
 Hal B. Weiss......................      1,610           1.5           150          .6
 Richard H. Hochman................      1,200           1.2           500         2.0
 Michael A. Pietrangelo............        360            .3           150          .6
 All directors and executive
 officers as a group (10 persons)..     71,170          67.7%       14,550        58.2%          1,000       100.0%


         During the year ended March 31, 2003, Holdings issued warrants granting holders of the 6% Notes the right to purchase 5,060 shares of common stock at a nominal price. The warrants, which expire in April, 2010, were valued at approximately $2.5 million.

Name of                                     Address of
Beneficial Owner                            Beneficial Owner
----------------                            ----------------
Richard A. Bernstein
James A. Cohen, Esq.
Steven M. Grossman
Lewis J. Korman
Ira A. Gomberg
Hal B. Weiss..............................  R.A.B. Holdings, Inc.
                                            444 Madison Avenue, Suite 601
                                            New York, New York 10022

Robert A. Sigel...........................  Millbrook Distribution Services Inc.
                                            Route 56
                                            88 Huntoon Memorial Highway
                                            Leicester, Massachusetts 01524

Bruce W. Glickstein.......................  The B. Manischewitz Company, LLC
                                            One Manischewitz Plaza
                                            Jersey City, New Jersey 07302

Richard H. Hochman........................  RHH Capital & Consulting, Inc.
                                            1100 Park Avenue
                                            New York, New York 10128

Michael A. Pietrangelo....................  Pietrangelo Cook PLC
                                            International Plaza
                                            6410 Poplar, Suite 190
                                            Memphis, Tennessee 38119

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VOTING AGREEMENT

         Mr. Bernstein is a party to a voting agreement with each of the holders of the series A preferred stock and common stock of Holdings. Under the voting agreement these stockholders agreed to vote all of their shares of series A preferred stock and common stock as Mr. Bernstein directs or, if Mr. Bernstein does not give direction, in a manner consistent with the manner in which he votes his shares of series A preferred stock and common stock. The voting agreement also provides that the stockholders shall execute any written consent of holders of series A preferred stock or common stock as Mr. Bernstein directs or, if Mr. Bernstein does not give direction, in a manner which is consistent with his vote or written consent on the matter. Pursuant to the voting agreement, the stockholders have agreed not to execute any other consent of holders of series A preferred stock or common stock.

         In the event that a stockholder fails to comply with the voting provisions above, Mr. Bernstein holds a proxy to vote the stockholder's shares or execute a written consent in any manner as he may determine in his discretion. Under the voting agreement, Mr. Bernstein shall not be liable to any stockholder or anyone making a claim under that stockholder as a result of any vote or the exercise of any proxy by Mr. Bernstein. This is true even if that vote or exercise of proxy adversely affects, or results in the decrease in the value of, such stockholder's shares.

         The voting agreement shall terminate on the earliest of (i) the date a stockholder, and that stockholder's heirs, personal representatives, donees and trustees of any trusts in which that stockholder has an interest, during the stockholder's life or when he or she dies, ceases to own any of the shares of Holdings; (ii) the date on which the common stock of Holdings is listed or admitted to trade on any national securities exchange or is quoted on the NASDAQ system or similar means; or (iii) March 31, 2007.

RELATED PARTY TRANSACTIONS

         At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for providing various services, including executive services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 2004, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $1,145,000 for services provided to Millbrook; and (iii) reimbursed $562,000 for services provided to Manischewitz. The aforementioned fees include the reimbursement for executive salaries disclosed in Item 11 on page 28.

         The services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 2004, Millbrook and Manischewitz reimbursed P&E Properties approximately $81,000 and $7,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

         In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, each of Holdings, Enterprises, Millbrook and Manischewitz believe that the terms of the arrangement with P&E Properties were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

SHAREHOLDERS AGREEMENTS

         Each employee of Millbrook or Manischewitz who owns shares of the common stock of Holdings is a party to a shareholders agreement with Holdings. These agreements prohibit transfer of such shares other than to a member of the employee shareholder's immediate family or a trustee of a trust for the benefit of the employee shareholder or his immediate family. In the event of the termination of such employee, Holdings has the option or obligation, under certain circumstances, to purchase all the employee shareholder's shares at prices not greater than their fair market value.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Holdings and Enterprises did not engage its independent public accountants, Deloitte & Touche LLP, to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services, except as discussed below, during each of the years ended March 31, 2004 and 2003. Non-audit services performed by our principal accountant have been approved by our Audit Committee on a case by case basis.

FEES

         During the years ended March 31, 2004 and 2003, respectively, Deloitte & Touche LLP's fees for audit and audit related services were as follows:

                                                                                       2004              2003
                                                                                  ---------------  ----------------

         Audit fees, including review of quarterly financial......
           statements on Form 10-Q................................                $       376,000  $        339,000
         Audit related fees (1)...................................                         13,000            12,500
         All other fees (2).......................................                         30,000            13,000
                                                                                  ---------------  ----------------
                                                                                  $       419,000  $        364,500
                                                                                  ===============  ================

         (1) Audit related fees result from the audit of Manischewitz' pension plan.
         (2) All other fees include consultations (audit and tax) with respect to the adoption of SFAS No. 142 and the restructuring of the Companies' outstanding Senior Notes.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       The Financial Statements listed in the accompanying
                           Index to Financial Statements and Schedules are filed as part of this report.
                  2.       The exhibits listed in the accompanying Index to
                           Exhibits are filed as part of this report.
         (b)      Reports on Form 8-K filed in Fourth Quarter of fiscal 2004.
                           None.
         (c)      Index to Exhibits.

             Exhibit No.   Description of Document
             ----------    -----------------------

                  2.1 Purchase Agreement dated as of March 3, 1998 among R.A.B. Food Holdings, Inc., MANO Holdings I, LLC, KBMC Acquisition Company, L.P., MANO Holdings Corporation and the stockholders of MANO Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Registrants' Registration Statement No. 333-66221 on Form S-4, filed on October 28, 1998 (the "Registration Statement")).

                  3.1 Certificate of Incorporation of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement).

                  3.2 Certificate of Amendment of Certificate of Incorporation of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

             Exhibit No.   Description of Document
             ----------    -----------------------

                  3.2.1 Certificate of Designation of R.A.B. Holdings, Inc. for the Series A Preferred Stock (incorporated by reference to Exhibit 3.2.1 to the Registrants' Annual Report on Form 10-K for the fiscal year 2000 (the "2000 Form 10-K")).

                  3.2.2 Certificate of Designation of R.A.B. Holdings, Inc. for the Series B Preferred Stock (incorporated by reference to Exhibit 3.2.2 to the 2000 Form 10-K).

                  3.3 Bylaws of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement).

                  3.4 Certificate of Incorporation of R.A.B. Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement).

                  3.5 Amendment of Certificate of Incorporation of R.A.B. Enterprises, Inc. (incorporated by reference to Exhibit 3.5 to the Registration Statement).

                  3.6 Bylaws of R.A.B. Enterprises, Inc. (incorporated by reference to Exhibit 3.6 to the Registration Statement).

                  3.7 Certificate of Incorporation of Millbrook Distribution Services Inc. (incorporated by reference to Exhibit 3.7 to the Registration Statement).

                  3.8 Bylaws of Millbrook Distribution Services Inc. (incorporated by reference to Exhibit 3.8 to the Registration Statement).

                  3.9 Certificate of Formation of The B. Manischewitz Company, LLC (incorporated by reference to Exhibit
                           3.9 to the Registration Statement).

                  3.10 Operating Agreement of The B. Manischewitz Company, LLC (incorporated by reference to Exhibit 3.10 to the Registration Statement).

                  4.1 Indenture, dated as of May 1, 1998, among R.A.B. Holdings, Inc. and PNC Bank, National Association, as Trustee, relating to the Holdings Notes (incorporated by reference to Exhibit 4.1 to the Registration Statement).

                  4.1.1 Amended and Restated Indenture, dated as of May 1, 1998, Amended and Restated as of May 1, 2002, between R.A.B. Holdings, Inc., and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1.1 to the Registrants' Annual Report on Form 10-K for the fiscal year 2002 (the "2002 Form 10-K")).

                  4.2      Form of Old Holdings Note (included as Exhibit A to
                           Exhibit 4.1 to the Registration Statement)
                           (incorporated by reference to Exhibit 4.2 to the Registration Statement).

             Exhibit No.   Description of Document
             ----------    -----------------------

                  4.3      Form of New Holdings Note (included as Exhibit B to
                           Exhibit 4.1 to the Registration Statement)
                           (incorporated by reference to Exhibit 4.3 to the Registration Statement).

                  4.3.1 Form of 6% Senior Note of R.A.B. Holdings, Inc., due 2010, dated May 1, 2002 (incorporated by reference to
                           Exhibit 4.3.1 to the 2002 Form 10-K).

                  4.3.2 Form of 13% Senior Note of R.A.B. Holdings, Inc., due 2008, dated May 1, 2002 (incorporated by reference to
                           Exhibit 4.3.2 to the 2002 Form 10-K).

                  4.4 Indenture, dated as of May 1, 1998, among R.A.B. Enterprises, Inc. and PNC Bank, National Association, as Trustee, relating to the Old Enterprises Notes (incorporated by reference to Exhibit 4.4 to the Registration Statement).

                  4.5 Form of Old Enterprises Note (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference to
                           Exhibit 4.5 to the Registration Statement).

                  4.6 Form of New Enterprises Note (included as Exhibit B to Exhibit 4.4 hereto) (incorporated by reference to
                           Exhibit 4.6 to the Registration Statement).

                  4.7 Exchange and Registration Rights Agreement, dated as of May 1, 1998 between Holdings and Chase Securities Inc. relating to the Old Holdings Notes (incorporated by reference to Exhibit 4.7 to the Registration Statement).

                  4.8 Exchange and Registration Rights Agreement, dated as of May 1, 1998 among Enterprises, the Guarantors named therein and Chase Securities Inc. relating to the Old Enterprises Notes (incorporated by reference to Exhibit 4.8 to the Registration Statement).

                  4.9 Purchase Agreement, dated April 28, 1998 among Holdings, Enterprises, Millbrook and Chase Securities, Inc. (incorporated by reference to Exhibit 4.9 to the Registration Statement).

                  4.10 Form of Warrant to Purchase Common Stock of R.A.B. Holdings, Inc., dated as of May 1, 2002 (incorporated by reference to Exhibit 4.10 to the 2002 Form 10-K).

                  4.11 Form of Securityholders Agreement, dated as of May 1, 2002, by and among R.A.B. Holdings, Inc., Mr. Richard
                           A. Bernstein and each securityholder which is a party thereto (incorporated by reference to Exhibit 4.11 to the 2002 Form 10-K).

             Exhibit No.   Description of Document
             ----------    -----------------------

                  4.12 Form of Registration Rights Agreement, dated as of May 1, 2002 by and among R.A.B. Holdings and each securityholder which is a party thereto (incorporated by reference to Exhibit 4.12 to the 2002 Form 10-K).

                  9.1 Form of Voting Agreement (incorporated by reference to Exhibit 9.1 to Amendment No. 1 to the Registration Statement, filed on December 29, 1998).

                  10.1 Credit Agreement, dated as of May 1, 1998 among Millbrook, Manischewitz, the Lenders party thereto, The Chase Manhattan Bank, as administrative and collateral agent for the Lenders, and NationsBank, N.A., as Co-Agent and Documentation Agent (the "Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Registration Statement).

                  10.1.1 Amendment dated as of February 8, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.1 to the Registrants' Annual Report on Form 10-K for the fiscal year 1999 (the "1999 Form 10-K")).

                  10.1.2 Amendment dated as of February 19, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.2 to the 1999 Form 10-K).

                  10.1.3 Amendment dated as of March 24, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.3 to the 1999 Form 10-K).

                  10.1.4 Amendment dated as of April 5, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.4 to the 2000 Form 10-K).

                  10.1.5 Amendment dated as of January 31, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.5 to the 2000 Form 10-K).

                  10.1.6 Consent and Amendment dated as of April 17, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.6 of the Registrants' Annual Report on Form 10-K for the fiscal year 2001 (the "2001 Form 10-K")).

                  10.1.7 Amendment dated as of April 24, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.7 to the 2001 Form 10-K).

                  10.1.8 Amendment dated as of June 9, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.8 to the 2001 Form 10-K).

             Exhibit No.   Description of Document
             ----------    -----------------------

                  10.1.9 Consent and Amendment dated as of November 1, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.9 to the 2001 Form 10-K).

                  10.1.10 Consent and Amendment dated as of June 29, 2001 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.10 to the 2001 Form 10-K).

                  10.1.11 Amendment and Consent dated as of April 30, 2002 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.11 to the 2002 Form 10-K).

                  10.1.12 Amendment Agreement dated as of October 31, 2001 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.12 to the 2002 Form 10-K).

                  10.1.13 Amendment Agreement dated as of February 14, 2003 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                           10.1.13 to the Registrants' Annual Report on Form 10-K for the fiscal year 2003 (the "2003 Form 10-K")).

                 *10.1.14 Amendment Agreement dated as of September 30, 2003 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                 *10.1.15 Amendment Agreement dated as of February 10, 2004 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                 *10.1.16 Amendment and Waiver Agreement dated as of July 1, 2004 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                  10.2 Stock Purchase Agreement dated as of February 21, 1997 between R.A.B. Holdings, Inc. and McKesson Corporation (incorporated by reference to Exhibit
                           10.2 to Amendment No. 1 to the Registration
                           Statement, filed on December 29, 1998).

                  10.3 Pledge Agreement dated as of September 14, 2001, by and between Holdings and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-K).

                  10.4 Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between MANO Holdings Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-K).

             Exhibit No.   Description of Document
             ----------    -----------------------

                  10.5 Second Amended and Restated Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between R.A.B. Enterprises, Inc., and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-K).

                  10.6 Amended and Restated Security Agreement, dated as of October 31, 2001, by and among Manischewitz and The Chase Manhattan Bank (incorporated by reference to
                           Exhibit 10.6 to the 2002 Form 10-K).

                 *14.1     Code of Ethics

                  21.1 List of subsidiaries of the Co-Registrants (incorporated by reference to Exhibit 21.1 to the Registration Statement).

                 *31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

                 *31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

                 *32.1 Joint certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.


                * Filed herewith.


         (d)      Financial Statement Schedules.
                  The financial statements schedules are listed in the accompanying Index to Financial Statements and Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 8th day of July, 2004.

                                           R.A.B HOLDINGS, INC.


                                           /s/ Richard A. Bernstein
                                           -------------------------------------
                                           Richard A. Bernstein, President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         July 8, 2004
----------------------------------------   and Director
Richard A. Bernstein                            (principal executive officer)


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            July 8, 2004
----------------------------------------   Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           July 8, 2004
----------------------------------------
Lewis J. Korman

/s/ Robert A. Sigel                        Executive Vice President and Director                July 8, 2004
----------------------------------------
Robert A. Sigel

/s/ Bruce W. Glickstein                    Director                                             July 8, 2004
----------------------------------------
Bruce W. Glickstein

/s/ Richard H. Hochman                     Director                                             July 8, 2004
----------------------------------------
Richard H. Hochman

/s/ Michael A. Pietrangelo                 Director                                             July 8, 2004
----------------------------------------
Michael A. Pietrangelo



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 8th day of July, 2004.

                                           R.A.B ENTERPRISES, INC.


                                           /s/ Richard A. Bernstein
                                           -------------------------------------
                                           Richard A. Bernstein, President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         July 8, 2004
----------------------------------------   and Director
Richard A. Bernstein                            (principal executive officer)


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            July 8, 2004
----------------------------------------   Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           July 8, 2004
----------------------------------------
Lewis J. Korman

/s/ James A. Cohen                         Senior Vice President - Legal Affairs,               July 8, 2004
----------------------------------------   Secretary and Director
James A. Cohen



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Financial Statements                                                                                                   Page
--------------------                                                                                                   ----

CONSOLIDATED FINANCIAL STATEMENTS OF R.A.B. HOLDINGS, INC. AND SUBSIDIARIES AND
    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES
  Report of Independent Registered Public Accounting Firm......................................................         F-2
  Consolidated Balance Sheets as of March 31, 2004 and 2003....................................................         F-3
  Consolidated Statements of Operations for the Years Ended
     March 31, 2004, 2003 and 2002.............................................................................         F-4
  Consolidated Statements of Stockholders' (Deficit) Equity (Holdings) for the Years Ended
     March 31, 2004, 2003 and 2002.............................................................................         F-5
  Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
     March 31, 2004, 2003 and 2002.............................................................................         F-6
  Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2004, 2003 and 2002.............................................................................         F-7
  Notes to Consolidated Financial Statements...................................................................         F-8

  Schedules
  ----------

    I - Condensed Financial Information of Registrants.........................................................         S-1
    II - Valuation and Qualifying Accounts.....................................................................         S-5


         Schedules which are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of R.A.B. Holdings, Inc.
New York, New York

To the Board of Directors and Stockholder of R.A.B. Enterprises, Inc.
New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedules of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. (a wholly-owned subsidiary of R.A.B. Holdings, Inc.) (collectively the "Companies") and its subsidiaries listed in the foregoing index. These financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Companies changed their method of accounting for goodwill and other intangible assets during the year ended March 31, 2003 to conform to Statement of Financial Accounting Standards No. 142.



DELOITTE & TOUCHE LLP

July 7, 2004
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------------

MARCH 31,                                                                             2004                         2003
----------------------------------------------------------------------      -------------------------   -------------------------
                                                                            HOLDINGS      ENTERPRISES   HOLDINGS      ENTERPRISES
                                                                            ---------     -----------   ---------     -----------
                                      ASSETS
Current assets:
  Cash                                                                      $   4,942     $   4,937     $   6,452     $   6,444
  Accounts receivable, net                                                     31,217        31,217        38,352        38,352
  Inventories                                                                  45,777        45,777        50,960        50,960
  Other current assets                                                          7,751         6,890         3,973         4,764
                                                                            ---------     ---------     ---------     ---------
    Total current assets                                                       89,687        88,821        99,737       100,520
Other assets                                                                    6,266        11,608         7,133        10,759
Property, plant and equipment, net                                             22,287        22,287        25,285        25,285
Goodwill                                                                       50,010        50,010        50,010        50,010
Intangibles, net                                                               39,962        39,962        39,962        39,962
                                                                            ---------     ---------     ---------     ---------

Total assets                                                                $ 208,212     $ 212,688     $ 222,127     $ 226,536
                                                                            =========     =========     =========     =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                          $  30,258     $  30,258     $  34,347     $  34,347
  Other current liabilities                                                    24,434        24,859        22,288        22,944
                                                                            ---------     ---------     ---------     ---------
    Total current liabilities                                                  54,692        55,117        56,635        57,291
Noncurrent liabilities:
  Long-term debt                                                              157,979       131,164       165,327       140,340
  Deferred compensation                                                         8,759         8,759         9,044         9,044
  Deferred income taxes                                                        11,890        11,890        10,662        10,662
  Other liabilities                                                             7,718         7,718         8,830         8,830
                                                                            ---------     ---------     ---------     ---------
    Total noncurrent liabilities                                              186,346       159,531       193,863       168,876

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                           12,344             -        12,344             -
    1,000 shares of Series B issued and outstanding                               500             -           500             -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                                      1             -             1             -
    Notes receivable from stock sales                                             (96)            -           (92)            -
    Additional paid-in capital                                                  2,622        39,482         2,622        39,482
    Retained earnings (deficit)                                               (44,328)      (37,574)      (39,564)      (34,936)
  Accumulated other comprehensive loss                                         (3,868)       (3,868)       (4,177)       (4,177)
                                                                            ---------     ---------     ---------     ---------
                                                                              (32,825)       (1,960)      (28,366)          369
  Less common stock in treasury 1,000 shares and 4,600 shares                       1             -             5             -
                                                                            ---------     ---------     ---------     ---------
    Total stockholders' (deficit) equity                                      (32,826)       (1,960)      (28,371)          369
                                                                            ---------     ---------     ---------     ---------

Total liabilities and stockholders' (deficit) equity                        $ 208,212     $ 212,688     $ 222,127     $ 226,536
                                                                            =========     =========     =========     =========






                  See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED MARCH 31,                                  2004                      2003                        2002
----------------------------------------------------- ------------------------  ------------------------  ------------------------
                                                      HOLDINGS     ENTERPRISES  HOLDINGS     ENTERPRISES  HOLDINGS     ENTERPRISES
                                                      --------     -----------  --------     -----------  --------     -----------


Revenues                                              $ 508,558    $ 508,558    $ 507,501    $ 507,501    $ 596,302    $ 596,302

Costs and expenses:
  Cost of sales                                         385,092      385,092      384,317      384,317      448,637      448,637
  Selling                                                40,127       40,127       39,733       39,733       51,398       51,398
  Distribution and warehousing                           43,806       43,806       45,520       45,520       54,108       54,108
  General and administrative                             26,405       26,220       24,846       24,739       28,021       27,955
  Amortization of intangibles                                 -            -           43           43        4,213        4,213
                                                      ---------    ---------    ---------    ---------    ---------    ---------

    Total costs and expenses                            495,430      495,245      494,459      494,352      586,377      586,311
                                                      ---------    ---------    ---------    ---------    ---------    ---------



Operating income                                         13,128       13,313       13,042       13,149        9,925        9,991


Other expenses:
  Interest expense, net                                  17,010       14,725       16,771       14,495       19,047       15,722
  Modification of debt                                      461            -          500            -            -            -
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                         17,471       14,725       17,271       14,495       19,047       15,722
                                                      ---------    ---------    ---------    ---------    ---------    ---------


Loss before provision (benefit) for income taxes         (4,343)      (1,412)      (4,229)      (1,346)      (9,122)      (5,731)


Provision (benefit) for income taxes                        421        1,226        4,908        4,308       (2,602)      (1,642)
                                                      ---------    ---------    ---------    ---------    ---------    ---------


Loss before cumulative effect of change
  in accounting principle                                (4,764)      (2,638)      (9,137)      (5,654)      (6,520)      (4,089)


Cumulative effect of change in accounting principle           -            -      (24,230)     (24,230)           -            -
                                                      ---------    ---------    ---------    ---------    ---------    ---------


Net loss                                              $  (4,764)   $  (2,638)   $ (33,367)   $ (29,884)   $  (6,520)   $  (4,089)
                                                      =========    =========    =========    =========    =========    =========














                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(IN THOUSANDS EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------


FOR THE YEARS ENDED MARCH 31,                                    2004                       2003                      2002
------------------------------------------------          --------------------      --------------------      ----------------------
                                                          SHARES       AMOUNTS      SHARES       AMOUNTS      SHARES       AMOUNTS
                                                          ------       -------      ------       -------      ------       ---------

PREFERRED STOCK, $500 PAR VALUE, 100,000
   SHARES AUTHORIZED:
     SERIES A:
      Balance at beginning of period                        24,875     $ 12,344       24,875     $ 12,344       24,875     $ 12,344
      Issuance of stock                                          -            -            -            -            -            -
                                                          --------     --------     --------     --------     --------     --------
      Balance at end of period                              24,875       12,344       24,875       12,344       24,875       12,344
                                                          --------     --------     --------     --------     --------     --------
     SERIES B:
      Balance at beginning of period                         1,000          500        1,000          500        1,000          500
      Issuance of stock                                          -            -            -            -            -            -
                                                          --------     --------     --------     --------     --------     --------
      Balance at end of period                               1,000          500        1,000          500        1,000          500
                                                          --------     --------     --------     --------     --------     --------

COMMON STOCK, $.01 PAR VALUE, 1,000,000
   SHARES AUTHORIZED:
      Balance at beginning of period                       105,100            1      105,100            1      105,100            1
      Issuance of stock                                          -            -            -            -            -            -
                                                          --------     --------     --------     --------     --------     --------
      Total                                                105,100            1      105,100            1      105,100            1
                                                          --------     --------     --------     --------     --------     --------
      Treasury shares at beginning of period                (4,600)          (5)        (600)          (1)      (2,000)          (2)
      Purchase of treasury shares                                -            -       (6,300)          (6)      (5,900)          (6)
      Issuance of stock                                      3,600            4        2,300            2        7,300            7
                                                          --------     --------     --------     --------     --------     --------
      Treasury shares at end of period                      (1,000)          (1)      (4,600)          (5)        (600)          (1)
                                                          --------     --------     --------     --------     --------     --------
      Balance at end of period                             104,100            -      100,500           (4)     104,500            -
                                                          --------     --------     --------     --------     --------     --------

NOTES RECEIVABLE FROM STOCK SALES:
      Balance at beginning of period                                        (92)                     (195)                     (267)
      Repayment (issuance) of notes                                          (4)                      103                        72
                                                                       --------                  --------                  --------
      Balance at end of period                                              (96)                      (92)                     (195)
                                                                       --------                  --------                  --------

ADDITIONAL PAID-IN CAPITAL:
      Balance at beginning of period                                      2,622                       373                       436
      Issuance of warrants                                                    -                     2,357                         -
      (Purchase) issuance of treasury shares
        and common stock                                                      -                      (108)                      (63)
                                                                       --------                  --------                  --------
      Balance at end of period                                            2,622                     2,622                       373
                                                                       --------                  --------                  --------

RETAINED EARNINGS (DEFICIT):
      Balance at beginning of period                                    (39,564)                   (6,197)                      323
      Net loss                                                           (4,764)                  (33,367)                   (6,520)
                                                                       --------                  --------                  --------
      Balance at end of period                                          (44,328)                  (39,564)                   (6,197)
                                                                       --------                  --------                  --------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
      Unrealized gain on securities
        available-for-sale                                                   65                       165                        25
      Minimum pension liability adjustment                               (3,933)                   (4,342)                   (1,597)
                                                                       --------                  --------                  --------
      Accumulated other comprehensive loss                               (3,868)                   (4,177)                   (1,572)
                                                                       --------                  --------                  --------

      Total stockholders' (deficit) equity                             $(32,826)                 $(28,371)                 $  5,253
                                                                       ========                  ========                  ========


                 See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY
(IN THOUSANDS EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED MARCH 31,                                2004                         2003                         2002
------------------------------------------------  --------------------------   --------------------------   ------------------------
                                                     SHARES        AMOUNTS        SHARES        AMOUNTS        SHARES        AMOUNTS
                                                  ------------  ------------   ------------  ------------   ------------  ----------
COMMON STOCK, $1.00 PAR VALUE, 200
   SHARES AUTHORIZED:
     Balance at beginning of period                        200   $         -            200  $          -            200  $       -
                                                  ------------  ------------   ------------  ------------   ------------  ----------
     Balance at end of period                              200             -            200             -            200          -
                                                  ------------  ------------   ------------  ------------   ------------  ----------

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                  39,482                       39,482                     39,482
                                                                ------------                 ------------                 ----------
     Balance at end of period                                        39,482                       39,482                     39,482
                                                                ------------                 ------------                 ----------

RETAINED EARNINGS (DEFICIT):
     Balance at beginning of period                                 (34,936)                      (5,052)                      (963)
     Net loss                                                        (2,638)                     (29,884)                    (4,089)
                                                                ------------                 ------------                 ----------
     Balance at end of period                                       (37,574)                     (34,936)                    (5,052)
                                                                ------------                 ------------                 ----------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
     Unrealized gain on securities
        available-for-sale                                               65                          165                         25
     Minimum pension liability adjustment                            (3,933)                      (4,342)                    (1,597)
                                                                ------------                 ------------                 ----------
     Accumulated other comprehensive loss                            (3,868)                      (4,177)                    (1,572)
                                                                ------------                 ------------                 ----------

Total stockholder's (deficit) equity                            $     (1,960)                $       369                  $  32,858
                                                                ============                 ============                 ==========








                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEARS ENDED MARCH 31,                                            2004                   2003                  2002
----------------------------------------------------           ----------------------- ----------------------- ---------------------
                                                               HOLDINGS    ENTERPRISES HOLDINGS    ENTERPRISES HOLDINGS  ENTERPRISES
                                                               --------    ----------- --------    ----------- --------  -----------
Cash flows from operating activities:
  Net loss                                                     $ (4,764)   $ (2,638)   $(33,367)   $(29,884)   $ (6,520)   $ (4,089)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                               6,238       5,781       6,192       5,786       6,305       6,206
      Amortization of intangibles                                     -           -          43          43       4,213       4,213
      Cumulative effect of change in accounting principle             -           -      24,230      24,230           -           -
      Gain on disposition of equipment                              (58)        (58)        (65)        (65)        (63)        (63)
      Deferred income taxes                                       1,228       1,228       4,701       4,234      (1,321)     (1,054)
    Changes in assets and liabilities:
      Accounts receivable                                         7,135       7,135        (294)       (294)     14,990      14,990
      Inventories                                                 5,183       5,183       8,046       8,046      13,549      13,549
      Other current assets                                       (3,778)     (2,126)      4,996       3,784         838        (782)
      Accounts payable                                           (4,089)     (4,089)     (7,074)     (7,074)     (4,309)     (4,309)
      Other current liabilities                                   1,199         968       1,298       2,090        (476)        (88)
      Other assets and liabilities                                6,589       2,864      (2,448)     (5,137)      5,250       4,682
                                                                 --------    --------    --------    --------    --------    -------

Net cash provided by operating activities                        14,883      14,248       6,258       5,759      32,456      33,255
                                                               --------    --------    --------    --------    --------    --------

Cash flows from investing activities:
  Acquisitions of plant and equipment                              (832)       (832)       (630)       (630)     (2,019)     (2,019)
  Proceeds from disposition of equipment                             77          77         111         111          81          81
                                                               --------    --------    --------    --------    --------    --------

Net cash used in investing activities                              (755)       (755)       (519)       (519)     (1,938)     (1,938)
                                                               --------    --------    --------    --------    --------    --------
Cash flows from financing activities:
  Payment of debt modification costs                               (638)          -        (556)          -        (768)          -
  Payments from interest escrow account                               -           -           -           -       1,625           -
  Repayments under Credit Agreement                             (15,000)    (15,000)     (3,252)     (3,252)    (36,381)    (36,381)
  (Repurchase) and proceeds from issuance
     of common stock                                                  -           -          (5)          -          10           -
                                                               --------    --------    --------    --------    --------    --------

Net cash used in financing activities                           (15,638)    (15,000)     (3,813)     (3,252)    (35,514)    (36,381)
                                                               --------    --------    --------    --------    --------    --------

Net (decrease) increase in cash                                  (1,510)     (1,507)      1,926       1,988      (4,996)     (5,064)

Cash, beginning of year                                           6,452       6,444       4,526       4,456       9,522       9,520
                                                               --------    --------    --------    --------    --------    --------

Cash, end of year                                              $  4,942    $  4,937    $  6,452    $  6,444    $  4,526    $  4,456
                                                               ========    ========    ========    ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                   $  9,710    $  9,450    $ 12,659    $ 12,404    $ 17,281    $ 14,055
    Income taxes                                               $    141    $    140    $     54    $     54    $    174    $    174
  Non-cash financing activities:
  Additional indebtedness due to deferred interest
    payment on 6% Senior Notes                                 $  1,537    $      -    $  2,230    $      -    $      -    $      -
  Issuance of additional 10.5% Senior Notes
    in lieu of interest payment                                $  5,824    $  5,824    $      -    $      -    $      -    $      -




                 See notes to Consolidated Financial Statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The Summary of Significant Accounting Policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of R.A.B. Holdings, Inc. ("Holdings") and R.A.B. Enterprises, Inc. ("Enterprises"), its direct wholly-owned subsidiary (the "Consolidated Financial Statements"). Holdings is a holding company with no substantial assets or operations other than its investment in Enterprises. Enterprises is a holding company with no substantial assets or operations other than its investments in Millbrook Distribution Services Inc. ("Millbrook") and The B. Manischewitz Company, LLC ("Manischewitz").

                  Millbrook is one of the nation's largest, independent value-added distributors of specialty foods, health and beauty care products and general merchandise. Manischewitz manufactures (i) processed kosher and other ethnic foods including, among others, matzos, cake mixes, cookies, soups, noodles and processed fish products under its Manischewitz(R) brand; (ii) canned fish, vegetables and other specialty food products under its Season(R) brand; and (iii) organic baked tortilla chips, bean dips, salsas and other specialty food products under its Guiltless Gourmet(R) brand. In addition, Manischewitz licenses its name to third parties for which it receives royalties. Holdings and Enterprises are referred to collectively as the "Companies".

                  Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Companies and their subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

                  Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  Concentration of Credit Risk - Trade accounts receivable potentially subject the Companies to credit risk. The Companies extend credit to their customers, principally in the U.S. supermarket industry, based upon an evaluation of the customer's financial condition and credit history and generally do not require collateral. The Companies' allowances for doubtful accounts are based upon the expected collectability of trade accounts receivable.

                  Fiscal Year - The Companies' fiscal years end on March 31.

                  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 2004 and 2003, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $1,146,000 and $987,000, respectively.

                  Marketable Securities - Marketable securities held by the Companies are classified as available-for-sale. The aggregate excess of fair value over cost, net of related income taxes is included as a separate component of stockholders' equity.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

              Buildings and improvements.....................   5-35  years
              Machinery and equipment........................   2-15  years
              Rolling stock..................................   3- 8  years

                  Expenditures which significantly increase value or extend useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets replaced, retired or disposed of are removed from the accounts and any related gains or losses are reflected in operations.

                  Intangibles - Historically, intangibles were amortized on a straight-line basis over their estimated useful lives ranging from 4 to 40 years. Effective April 1, 2002, the Companies adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which eliminated the periodic charge to earnings for intangible amortization of goodwill and long-lived intangible assets for fiscal 2003 and future years. In addition, as required by SFAS No. 142, an initial assessment of recorded goodwill for possible impairment was conducted as of April 1, 2002. Annual testing for possible goodwill impairment will be performed as of March 31 of each year. See Note 7 for additional disclosures related to SFAS No. 142.

                  Long-Lived Assets - The Companies review their long-lived assets and related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset obsolete or noncompetitive or a significant change in the extent or manner in which an asset is used. The assessment for potential impairment is based upon the Companies' abilities to recover the unamortized balance of their long-lived assets from expected future cash flows on an undiscounted basis (without interest charges). If such expected future cash flows are less than the carrying amount of the asset, an impairment loss would be recorded.

                  Revenue Recognition - Revenue is recognized when products are shipped or services are provided to customers. Revenue is recorded net of returns, rebates and allowances. Provisions for returns, rebates and allowances and bad debts are based upon historical experience and known events.

                  Royalty Income - The Companies have licensing agreements under which they receive royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from manufacturers, where available, or estimated shipments by such manufacturers.

                  Income Taxes - Deferred income taxes result primarily from temporary differences between financial and tax reporting and acquisition basis differences. The tax effects of these differences are calculated using enacted rates in effect for the year in which they are expected to reverse and are recorded as deferred tax assets and liabilities.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Comprehensive (Loss) Income - For the years ended March 31, 2004, 2003 and 2002, Holdings' and Enterprises' comprehensive (loss) income was ($4,455,000) and ($2,329,000), respectively, ($35,972,000)
         and ($32,489,000), respectively, and ($7,146,000) and ($4,715,000), respectively.

                  Accounting Pronouncements - SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Companies adopted SFAS No. 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on the Companies' financial position or overall trends in results of operations.

                  SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. The Companies adopted SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 resulted in a reclassification to the Statement of Operations for the year ended March 31, 2003. The adoption of SFAS No. 145 did not have a material impact on the Companies' financial position or overall trends in results of operations.

                  SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Companies will adopt SFAS No. 146 for any future exit or disposal activities.

                  SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Companies' financial position or overall trends in results of operations and did not result in any significant change to the Companies' financial risk management practices.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. The adoption of SFAS No. 150 did not have a material impact on the Companies' financial position or overall trends in results of operations.

                  In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation is effective for guarantees issued or modified after December 31, 2002 and requires that a liability be recognized at fair value upon issuance of the guarantees. The Companies will adopt FIN 45 for any future guarantees issued or modified.

2.       FORMATION

                  On May 6, 1996, Holdings, a Delaware corporation, was formed. On March 31, 1997, Holdings acquired Millbrook for a purchase price of approximately $67 million, including transaction costs. Holdings had no operations prior to April 1, 1997. On January 26, 1998, Holdings formed Enterprises, a wholly-owned subsidiary and Delaware corporation. Effective March 3, 1998, Enterprises entered into a purchase agreement with MANO Holdings I, LLC, KBMC Acquisition Company, L.P., MANO Holdings Corporation ("MANO") and the stockholders of MANO to acquire all of the outstanding membership interests of Manischewitz. On May 1, 1998, Enterprises acquired all of the outstanding interests of Manischewitz for approximately $126.2 million through the issuance of $120 million Senior Notes due 2005 bearing interest at 10.5% ("10.5% Notes") and the issuance by Holdings of $48 million Senior Notes due 2008 bearing interest at 13% ("13% Notes"). The 10.5% Notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz. Accordingly, as the combined financial statements of the subsidiaries guaranteeing the 10.5% Notes (the Companies' only consequential subsidiaries) are substantially equivalent to the consolidated financial statements of Enterprises, no separate financial statements of Millbrook and Manischewitz are presented since management has determined that such information is not material to investors.

3.       ACCOUNTS RECEIVABLE

                  Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):

                           MARCH 31,                                       2004              2003
                           ------------------------------------        -------------    -------------

                           Accounts receivable.................        $      32,877    $      40,088
                           Allowance for doubtful accounts.....               (1,660)          (1,736)
                                                                       -------------    -------------
                                                                       $      31,217    $      38,352
                                                                       =============    =============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       INVENTORIES

                  Inventories for Holdings and Enterprises consisted of the following (in thousands):

                          MARCH 31,                                  2004              2003
                          --------------------------------       -------------    -------------

                          Raw materials...................       $       1,371    $       1,849
                          Finished goods..................              44,406           49,111
                                                                 -------------    -------------
                                                                 $      45,777    $      50,960
                                                                 =============    =============

5.       OTHER ASSETS

                  During the year ended March 31, 2001, Millbrook realigned certain of its distribution operations which resulted in the closure of its Ozark, Alabama facility. During the year ended March 31, 2004, Millbrook recorded depreciation of approximately $300,000, which reflects the depreciation that would have been recognized had the asset been continuously classified as held and used given the extended selling time period. In addition, the carrying amount was reduced by approximately $100,000 due to the disposal of certain facility-related equipment and the property remains held for sale. The property is classified as a component of Other Assets on the Companies' balance sheets as of March 31, 2004 and 2003.

6.       PROPERTY, PLANT & EQUIPMENT

                  Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):

                    MARCH 31,                                                           2004              2003
                    --------------------------------------------------------------  -------------    -------------

                    Land..........................................................  $       2,673    $       2,673
                    Buildings and improvements....................................         15,614           15,419
                    Machinery and equipment.......................................         32,190           31,916
                    Rolling stock.................................................          1,968            2,219
                    Construction in progress......................................              5               33
                                                                                    -------------    -------------
                                                                                           52,450           52,260
                    Less accumulated depreciation and amortization................         30,163           26,975
                                                                                    -------------    -------------
                                                                                    $      22,287    $      25,285
                                                                                    =============    =============

7.       INTANGIBLES

                  Effective April 1, 2002, the Companies adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the year ended March 31, 2003 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles still required to be amortized under SFAS No. 142.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       INTANGIBLES (CONTINUED)

                  With the assistance of an independent professional appraisal firm, the Companies performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Companies have two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Companies' reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Companies' Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of the goodwill writedown is increased. As a result, the Companies recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the year ended March 31, 2003. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

                  The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Companies' operations and has no impact on cash flows. The provisions of SFAS No. 142 require an annual assessment of goodwill and intangibles to determine any possible future impairment. The Companies elected to perform this annual assessment as of March 31 of each year. As of March 31, 2004, the Companies' annual assessment of each reporting unit indicated that goodwill and intangibles were not impaired.

                  The effect of adopting SFAS No. 142 on the net loss for the years ended March 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                        2004                          2003                        2002
                                              -------------------------      ------------------------     ------------------------
                                              HOLDINGS      ENTERPRISES      HOLDINGS     ENTERPRISES     HOLDINGS     ENTERPRISES
                                              --------      -----------      --------     -----------     --------     -----------
Net Loss                                      $ (4,764)      $ (2,638)      $(33,367)      $(29,884)      $ (6,520)      $ (4,089)
Add: cumulative effect of change in
  accounting principle                              --             --         24,230         24,230             --             --
                                              --------       --------       --------       --------       --------       --------

Net Loss, excluding cumulative effect of
  change in accounting principle                (4,764)        (2,638)        (9,137)        (5,654)        (6,520)        (4,089)
Add:  amortization of indefinite-lived
  intangible assets, net of tax                     --             --             --             --          2,928          2,928
Add: valuation allowances recorded as a
  result of the impact of SFAS No. 142           3,064          1,905          6,240          4,831             --             --
                                              --------       --------       --------       --------       --------       --------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances in 2004 and 2003
  and amortization of indefinite-lived
  intangible assets in 2002                   $ (1,700)      $   (733)      $ (2,897)      $   (823)      $ (3,592)      $ (1,161)
                                              ========       ========       ========       ========       ========       ========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       INTANGIBLES (CONTINUED)

                  The changes in the carrying amount of goodwill and intangible assets during the year ended March 31, 2003, including the effect of adopting SFAS No. 142 are as follows (in thousands):


                                                    MILLBROOK                MANISCHEWITZ
                                                 ----------------  ----------------------------------
                                                                                        INTANGIBLE
                                                    GOODWILL          GOODWILL            ASSETS            TOTAL
                                                 ----------------  ----------------   ---------------   ---------------

Balance at March 31, 2002, net of
  accumulated amortization                              $ 15,103          $ 59,137          $ 40,005         $ 114,245
Less: goodwill writedown recognized as a
  cumulative effect of change in
  accounting principle                                         -            24,230                 -            24,230
Less: intangible amortization                                  -                 -                43                43
                                                 ----------------  ----------------   ---------------   ---------------

Balance at March 31, 2004 and 2003,
  net of accumulated amortization                       $ 15,103          $ 34,907          $ 39,962          $ 89,972
                                                 ================  ================   ===============   ===============


                  At March 31, 2004 and March 31, 2003, Manischewitz' intangible assets were comprised of trademarks and tradenames.

8.       OTHER CURRENT LIABILITIES

                  Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):

                  MARCH 31,                                           2004                         2003
                  --------------------------------------   --------------------------   ----------------------------
                                                            HOLDINGS    ENTERPRISES      HOLDINGS      ENTERPRISES
                                                           ---------------------------  ------------  ---------------

                  Accrued compensation and
                       fringe benefits..................   $    10,030   $    10,030    $     9,083    $      9,083
                  Accrued rebates and
                       promotional allowances...........         6,258         6,258          5,437           5,437
                  Accrued interest......................         5,134         4,365          5,201           4,470
                  Accrued liabilities...................         3,012         4,206          2,567           3,954
                                                           -----------   -----------    -----------    ------------
                                                           $    24,434   $    24,859    $    22,288    $     22,944
                                                           ===========   ===========    ===========    ============

                  On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein"). On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye"). The liabilities assumed in the Epstein and Miller Buckeye acquisitions included a $1.7 million provision for minor restructurings of their respective operations as a result of these acquisitions. These liabilities are principally comprised of a portion of future lease payments. As of March 31, 2004 and 2003, the balance of this provision of approximately $600,000 and $800,000, respectively, has been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       LONG-TERM DEBT

                  Long-term debt for Holdings and Enterprises consisted of the following (in thousands):

                  MARCH 31,                                           2004                         2003
                  --------------------------------------   --------------------------   ----------------------------
                                                            HOLDINGS    ENTERPRISES      HOLDINGS      ENTERPRISES
                                                           ---------------------------  ------------  ---------------

                  10.5% Notes due 2005..................   $    86,164   $    86,164    $    80,340    $     80,340
                  13% Notes due 2008....................         2,000             -          2,000               -
                  6% Notes due 2010.....................        24,815             -         22,987               -
                  Revolving credit facility.............        45,000        45,000         60,000          60,000
                                                           -----------   -----------    -----------    ------------
                                                           $   157,979   $   131,164    $   165,327    $    140,340
                                                           ===========   ===========    ===========    ============

                  Millbrook and Manischewitz have a credit agreement with a group of commercial lending institutions providing for a credit facility consisting of revolving credit loans up to $105 million (the "Credit Agreement"). Borrowings under this long-term facility, which expires April 15, 2005, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 2004, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 2004, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $16.6 million, net of outstanding letters of credit of approximately $4.2 million. The Credit Agreement is secured by Millbrook's and Manischewitz' accounts receivable and inventories, mortgages on certain real property and Manischewitz' pledge of certain unencumbered fixtures and equipment, Millbrook's stock and the membership interests of Manischewitz.

                  Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin (up to 3.50%) or the bank's alternate base rate ("ABR") plus a margin (up to 1.50%). The margin, which ranged from 2.50% to 3.25% for LIBO and 0.50% to 1.00% for ABR during the year ended March 31, 2004, is based upon availability pursuant to the borrowing base calculation. At March 31, 2004 and 2003, borrowings under the LIBO option were $45,000,000 and $60,000,000, respectively. At March 31, 2004 and 2003, the interest rates on the outstanding LIBO loans was at 4.12% and ranged from 4.59% to 4.63%, respectively. At March 31, 2004 and 2003, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement approximates fair value. At both March 31, 2004 and 2003, the fair value of Holdings' 13% Notes was $100,000. At March 31, 2004 and 2003, the fair value of Holdings' 6% Notes was $2.5 million and $2.3 million, respectively. At March 31, 2004 and 2003, the fair value of Enterprises' 10.5% Notes was $45.7 million and $32.1 million, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       LONG-TERM DEBT (CONTINUED)

                  The Companies (i) do not engage in derivative activity for trading or speculative purposes; (ii) periodically evaluate the financial position of the counterparty; and (iii) do not expect non-performance by the counterparty.

                  During the year ended March 31, 2004, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment through the issuance of additional Notes in lieu of cash. The arrangement provided that each participating holder would receive $1,000 in principal amount of 10.5% Notes for each $500 of interest due. Residual amounts of interest less than $500 were paid in cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, Enterprises issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash. See Note 18 to Notes to Consolidated Financial Statements for additional disclosure.

                  During the year ended March 31, 2004, Holdings expensed $461,000 of professional fees and related expenses incurred in connection with the pending restructuring of its indebtedness outstanding under the Senior Notes issued by Holdings and Enterprises.

                  During the year ended March 31, 2003, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of the 6% Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. See Note 10 for additional disclosures related to the warrants. Holdings, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constituted a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, during the year ended March 31, 2003, debt issuance costs of $500,000 were written off. On November 1, 2002, May 1, 2003, November 1, 2003 and May 1, 2004, Holdings elected to defer the cash payment of interest on its 6% Notes.

                  Future maturities of long-term debt at March 31, 2004 were as follows (in thousands):

                                                                       HOLDINGS      ENTERPRISES
                                                                     -------------  ---------------
                                          2005.................       $        -      $         -
                                          2006.................          131,164          131,164
                                          2007.................                -                -
                                          2008.................                -                -
                                          2009.................            2,000                -
                                          Thereafter...........           24,815                -
                                                                     -----------      -----------
                                                                     $   157,979      $   131,164
                                                                     ===========      ===========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      STOCKHOLDERS' EQUITY

                  In conjunction with its acquisition of Millbrook in 1997, Holdings sold 20,000 shares of Series A Preferred Stock at $500 per share and 100,000 shares of Common Stock at $1.00 per share. During the year ended March 31, 2000, Holdings sold an additional 5,000 shares of Series A Preferred Stock at $500 per share and 1,000 shares of Series B Preferred Stock at $500 per share.

                  The holders of the Series A and B Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 2004, the amount of accumulated unpaid dividends per share on the Series A Preferred Stock was $350 for shares issued in 1997 and $250 for each of the Series A and B Preferred Stock issued in 1999, aggregating approximately $8.5 million. Unless all accumulated and unpaid dividends on the Series A and B Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Series A and B Preferred Stock are each subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

                  In connection with the amendment of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding, Holdings issued warrants granting holders of the 6% Notes the right to purchase 5,060 shares of common stock at a nominal price. The warrants, which expire in April, 2010, were valued at approximately $2.5 million.

11.      COMMITMENTS AND CONTINGENCIES

         Leases

                  The Companies lease certain facilities, machinery and vehicles under various non-cancelable capital and operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 2004 were as follows (in thousands):

                                                                       CAPITAL LEASE     OPERATING
                                                                        OBLIGATIONS        LEASES
                                                                       -------------  ------------
                                 2005................................     $       16  $     4,818
                                 2006................................              -        4,627
                                 2007................................              -        3,945
                                 2008................................              -        1,842
                                 2009................................              -          493
                                 Thereafter..........................              -          213
                                                                          ----------  -----------
                                 Future minimum lease payments.......     $       16  $    15,938
                                                                                      ===========
                                 Less: Interest and executory costs..              -
                                                                          ----------
                                 Total capital lease obligations.....     $       16
                                                                          ==========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Capital lease obligations have been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets. Interest rates on capital lease obligations vary from 9.0% to 13.3%. The net carrying amount of assets under capital leases at March 31, 2004 were approximately $3,000.

                  Total rent expense for all operating leases was $6.9 million, $7.3 million and $8.3 million for the years ended March 31, 2004, 2003, and 2002, respectively.

         Commitments

                  At March 31, 2004 and 2003, Manischewitz had approximately $800,000 and $2.1 million, respectively, of purchase commitments with certain vendors.

         Contingencies

                  The Companies are subject to various legal actions, regulatory investigations and proceedings and claims threatened or pending in the normal course of their business. While it is not feasible to predict or determine the outcome of these actions, claims and proceedings, it is the opinion of management that their outcome, to the extent not provided for through insurance, indemnification or established reserves, will not have a materially adverse effect on the Companies' financial position or future results of operations.

                  In August, 2001, Ames Department Stores, Inc. ("Ames") a customer of Millbrook, filed a voluntary petition under Chapter 11 of the Bankruptcy Law in the United States Bankruptcy Court for the Southern District of New York. In June, 2003, the Trustee for the bankruptcy estate of Ames filed a complaint against Millbrook alleging that Ames made payments to Millbrook totaling approximately $12.4 million during the ninety (90) day period prior to the Ames bankruptcy filing and asserting that such payments constituted voidable preference payments. Millbrook believes it has meritorious defenses to this claim and intends to vigorously defend its position, although no assurances can be given as to the ultimate outcome of such litigation.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      INCOME TAXES

                  The provision (benefit) for income taxes consisted of the following (in thousands):

         MARCH 31,                                      2004                       2003                         2002
         ---------
                                            ---------------------------- ---------------------------  ---------------------------
                                             HOLDINGS     ENTERPRISES     HOLDINGS    ENTERPRISES     HOLDINGS    ENTERPRISES
                                            ------------ --------------- ----------  ---------------  ---------  ----------------
         Currently (receivable) payable:
              Federal......................  $       -   $         -     $       -    $        -      $ (1,281)    $      (588)
              State........................       (807)           (2)          207            74             -               -
                                             ---------            --           ---            --             -               -
                                                  (807)           (2)          207            74        (1,281)           (588)
                                             ---------            --           ---            --        ------        --------
         Deferred (benefit) liability:
              Federal......................     (1,510)         (555)       (1,378)         (603)       (1,212)           (748)
              State........................       (324)         (120)         (276)         (109)         (544)           (306)
                                             ---------          ----       -------        --------       -----           -----
                                               (1,834)          (675)       (1,654)         (712)       (1,756)         (1,054)
                                             ---------          ----       -------        --------       -----           -----
         Change in Valuation
              Allowances...................      3,062         1,903         6,355         4,946           435               -
                                             ---------   -----------     ---------   -----------      --------     -----------
                                             $     421   $     1,226     $   4,908   $     4,308      $ (2,602)    $    (1,642)
                                             =========   ===========     =========   ===========      ========     ===========

                  A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:

         FOR THE YEARS ENDED
         MARCH 31,                                      2004                       2003                         2002
         ---------
                                             --------------------------- --------------------------- ----------------------------
                                              HOLDINGS    ENTERPRISES     HOLDINGS    ENTERPRISES     HOLDINGS   ENTERPRISES
                                             ---------  ---------------- ----------- --------------- ----------  ----------------

         Statutory rate....................    (35.0%)       (35.0%)       (35.0%)       (35.0%)       (35.0%)       (35.0%)
         State income taxes, net of
              Federal benefit..............     (4.9)         (5.5)         (4.8)         (5.3)         (3.9)         (3.5)
         Nondeductible amortization of
              intangibles..................      -             -             0.2           0.5           5.8           9.3
         Change in valuation
              allowances...................     70.5         134.8         170.5         367.5           4.8               -
         Other.............................    (20.9)         (7.5)          0.8          (7.6)         (0.2)          0.5
                                            ----------  ---------------  ----------- -------------- ------------  --------------

                                                 9.7%         86.8%        131.7%        320.1%        (28.5%)       (28.7%)
                                            ==========  ===============  =========== ============== ============  ==============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      INCOME TAXES (CONTINUED)

                  The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

                                                                            2004                           2003
                                                                   --------------------------    ---------------------------
                                                                    HOLDINGS    ENTERPRISES      HOLDINGS    ENTERPRISES
                                                                   ----------   -------------    ---------- ----------------
         MARCH 31,
         ---------
         DEFERRED TAX ASSETS:
             Accounts receivable, principally due to
               allowances for doubtful accounts...........         $    1,072     $     1,072    $      790    $       790
             Deferred compensation........................              3,906           3,906         3,992          3,992
             Net operating loss carryforwards.............              7,536           4,333         4,588          2,544
             Liability accruals...........................              4,838           4,838         5,256          5,256
             Other, net...................................                696             696           945            945

         DEFERRED TAX LIABILITIES:
             Inventories, principally due to
               acquisition basis differences and
               financial statement allowances.............             (2,202)         (2,202)       (2,202)        (2,202)
             Property, plant & equipment, principally
               due to basis differences...................             (4,509)         (4,509)       (4,972)        (4,972)
             Identified intangibles, due to
               basis differences..........................            (11,890)        (11,890)      (10,662)       (10,662)
                                                                   ----------     -----------    ----------    -----------
             Total deferred tax liabilities...............               (553)         (3,756)       (2,265)        (4,309)
             Valuation allowances.........................            (11,337)         (8,134)       (8,397)        (6,353)
                                                                   ----------     -----------    ----------    -----------
             Net deferred tax liabilities.................         $  (11,890)    $   (11,890)   $  (10,662)   $   (10,662)
                                                                   ==========     ===========    ==========    ===========


                  At March 31, 2004, Holdings and Enterprises had consolidated net operating loss carryforwards, the tax effect of which was approximately $5.8 million and $3.5 million, respectively, available to reduce future Federal income tax liabilities, which expire in fiscal 2022, 2023 and 2024. Holdings and Enterprises also had state operating loss carryforwards, the tax effect of which was approximately $1.7 million and $900,000, respectively.

                  SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized. Under generally accepted accounting principles, available evidence includes the reversal of existing taxable temporary differences. As of March 31, 2003, Holdings and Enterprises had net deferred tax liabilities before the impact of SFAS No. 142 of approximately $2.9 million and $4.3 million, respectively; each including a deferred tax liability for taxable temporary differences resulting from different amortization periods for identified intangibles of approximately $10.7 million.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12.      INCOME TAXES (CONTINUED)

                  With the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Companies can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences resulting from different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or an impairment is recognized for tax purposes. Without this deferred tax liability, Holdings and Enterprises would have had net deferred tax assets of approximately $7.8 million and $6.4 million, respectively, as of March 31, 2003.

                  Historically, the Companies did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. Therefore, Holdings and Enterprises recorded a deferred non-cash income tax expense of approximately $4.7 million and $4.2 million, respectively, during the year ended March 31, 2003. In addition, Holdings and Enterprises recorded non-cash valuation allowances to offset their respective income tax benefits from operations and the extraordinary loss on modification of debt of $2.7 million and $1.8 million, respectively. Both the deferred non-cash income tax benefit and the non-cash valuation allowances recorded in the Companies' operating results would have not been required prior to the adoption of SFAS No. 142.

13.      EMPLOYEE BENEFIT PLANS

         Retirement and Savings Plan

                  The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For each of the years ended March 31, 2004, 2003 and 2002, the Companies' provided approximately $1.2 million, $700,000 and $1.6 million, respectively, for matching and discretionary contributions.

         Deferred Compensation

                  Deferred compensation principally relates to a compensation arrangement implemented in 1984 by a predecessor of Millbrook in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation and to earn specified maximum benefits upon retirement. The future benefit obligations, which are fixed in accordance with the plan, have been recorded at a discount rate of 8%. These plans do not allow new participants.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

                  In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other Assets. During the year ended March 31, 2003, $500,000 of cash surrender value available under these policies was utilized to reduce outstanding borrowings under the Credit Agreement. At March 31, 2004, future payment obligations, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement were approximately $787,000, $909,000, $776,000, $842,000,
         $860,000 and $13.9 million for the years ending March 31, 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         Pension Plan and Other Postretirement Benefits

                  An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):

         FOR THE PERIOD ENDED MARCH 31,                              2004                        2003
         ------------------------------                              ----                        ----
                                                                        OTHER POST-                  OTHER POST-
                                                             PENSION    RETIREMENT        PENSION    RETIREMENT
                                                            BENEFITS     BENEFITS        BENEFITS     BENEFITS
                                                            ---------    ---------      ---------    ---------
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of period........  $  13,402    $   1,033      $  12,772    $   2,287
         Service cost.....................................        151            9            139           25
         Interest cost....................................        848           61            874          141
         Actuarial (gain) loss............................        776          (25)           630           65
         Plan amendments..................................          -            -              -       (1,357)
         Benefits paid....................................     (1,028)         (78)        (1,013)        (128)
                                                            ---------    ---------      ---------    ---------
         Benefit obligation at end of period..............     14,149        1,000         13,402        1,033
                                                            ---------    ---------      ---------    ---------

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning
           of period......................................      7,757            -          9,520            -
         Actual return on plan assets.....................      1,594            -           (825)           -
         Employer contributions...........................        805           78             75          128
         Benefits paid....................................     (1,028)         (78)        (1,013)        (128)
                                                            ---------    ---------      ---------    ---------
         Fair value of plan assets at end of period.......      9,128            -          7,757            -
                                                            ---------    ---------      ---------    ---------

         Funded status....................................     (5,020)      (1,000)        (5,645)      (1,033)
         Unrecognized net prior service cost..............        117       (1,164)           131       (1,319)
         Unrecognized actuarial (gain) loss...............      4,384          394          4,885          457
                                                            ---------    ---------      ---------    ---------
         Net amount recognized............................  $    (519)   $  (1,770)     $    (629)   $  (1,895)
                                                            =========    =========      =========    =========
         AMOUNT RECOGNIZED IN THE STATEMENT
           OF FINANCIAL POSITION CONSISTS OF:
         Accrued benefit liability........................  $  (4,981)   $  (1,770)     $  (5,514)   $  (1,895)
         Intangible asset.................................        117            -            131            -
         Accumulated other comprehensive income...........      4,345            -          4,754            -
                                                            ---------    ---------      ---------    ---------
         Net amount recognized............................  $    (519)   $  (1,770)     $    (629)   $  (1,895)
                                                            =========    =========      =========    =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         FOR THE PERIOD ENDED MARCH 31,                              2004                        2003
         ------------------------------                              ----                        ----
                                                                        OTHER POST-                  OTHER POST-
                                                             PENSION    RETIREMENT        PENSION    RETIREMENT
                                                            BENEFITS     BENEFITS        BENEFITS     BENEFITS
                                                            ---------    ---------      ---------    ----------

         COMPONENTS OF NET PERIODIC BENEFIT COST
         Service cost.....................................  $     151    $       9      $     139    $       25
         Interest cost....................................        848           61            874           141
         Expected return on assets........................       (658)           -           (767)            -
         Amortization of prior service cost...............         14         (155)            14           (39)
         Recognized net actuarial gain....................        340           37            123            34
                                                            ---------    ---------      ---------    ----------
         Net periodic pension cost........................  $     695    $     (48)     $     383    $      161
                                                            =========    =========      =========    ==========

                  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $14,149,000, $14,109,000 and $9,128,000, respectively, as of the end of the period, and $13,402,000, $13,271,000 and $7,757,000, respectively, as of the beginning of the period.

         ADDITIONAL INFORMATION
         ----------------------

                                                                     2004                        2003
                                                                     ----                        ----
                                                                        OTHER POST-                  OTHER POST-
                                                             PENSION    RETIREMENT        PENSION    RETIREMENT
                                                            BENEFITS     BENEFITS        BENEFITS     BENEFITS
                                                            --------    -----------      --------    -----------
         Decrease (increase) in minimum liability
           included in other comprehensive income.........  $  (409)     $     -        $   2,112    $      -

         Weighted-average assumptions used
           to determine benefit obligations at
           March 31:

                  Discount rate...........................     6.00%        6.00%           6.50%        6.50%

         Weighted-average assumptions used
           to determine net periodic benefit cost
           for the years ended March 31:

                  Discount rate...........................     6.50%           -            7.25%           -
                  Expected return on assets...............     8.50%           -            8.50%           -

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

                  The expected long-term rate of return on assets assumption is based on a study conducted by our actuaries which includes information provided by our investment managers. The study includes the development of a range of likely investment return results for plan assets in the aggregate. The range of likely returns is based on compound average annual returns over a 20-year time horizon. The study utilizes historical market return data during the period 1926-2003.

         Assumed health care cost trend rates at
           December 31:

                                                                                      2004              2003
                                                                                  -------------    -------------
                  Health care cost trend rate assumed for next year.............       7%               7.25%
                  Rate to which the cost trend rate is assumed to decline
                    (the ultimate trend rate)...................................       5%                5%
                  Year that the rate reaches the ultimate trend rate............      2010              2010

                  Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                                        1-PERCENTAGE POINT
                                                                                    --------------------------
                                                                                    INCREASE          DECREASE
                                                                                    --------          --------
                                                                                          (IN THOUSANDS)

                  Effect on total of service and interest cost components.......  $     1          $     (1)
                  Effect on postretirement benefit obligation...................  $     9          $     (8)

         Pension Plan Assets

                  The pension plan weighted-average asset allocations at March 31, 2004 and 2003, by asset category are as follows:

                  ASSET CATEGORY                                                      2004              2003
                  --------------                                                  -------------    -------------

                  Equity securities.............................................       60%               60%
                  Debt securities...............................................       39%               39%
                  Other.........................................................        1%                1%
                                                                                  -------------    -------------
                  Total.........................................................      100%              100%
                                                                                  =============    =============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




13.      EMPLOYEE BENEFIT PLANS (CONTINUED)

                  Manischewitz maintains target allocation percentages among various asset classes based on an investment policy established for the pension plan which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The weighted-average target asset allocation is as follows:

                  CATEGORY                                                                 %
                  --------                                                            -------------
                  Equity securities.............................................           60%
                  Debt securities...............................................           40%
                                                                                      -------------
                  Total.........................................................          100%
                                                                                      =============

         Future Contributions

                  Manischewitz expects to contribute approximately $1.1 million to its pension plan during the year ending March 31, 2005.

14.      RELATED PARTY TRANSACTIONS

                  Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the years ended March 31, 2004, 2003 and 2002, Millbrook paid $400,000 for management fees and $1,145,000 for services provided by this entity pursuant to its aforementioned arrangement. For the years ended March 31, 2004, 2003 and 2002, Manischewitz paid approximately $562,000, $540,000, and $510,000, respectively, for services provided by this entity pursuant to its aforementioned arrangement. The services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided.

                  In addition, during the years ended March 31, 2004, 2003 and 2002, Millbrook reimbursed the aforementioned entity approximately $81,000, $103,000 and $74,000, respectively, and Manischewitz reimbursed the aforementioned entity approximately $7,000, $23,000 and $5,000, respectively, for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

                  In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, the Companies believe that the terms of the arrangement with this entity were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

15.      SEGMENT REPORTING

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Companies' chief decision-maker is its Chairman and Chief Executive Officer.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




15.      SEGMENT REPORTING (CONTINUED)

                  The Companies' reportable operating segments are Millbrook and Manischewitz. The operating segments are managed separately as each operating segment represents a strategic business entity. The accounting policies of these operating segments are the same as those described in the Summary Of Significant Accounting Policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which each company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Companies evaluate performance based on each business entity's stand-alone operating income before depreciation of property, plant and equipment and amortization of intangibles, non-recurring items, corporate charges, including certain bad debt and profit sharing costs, management fees and services provided to the operating segments by an entity owned by Holdings' majority stockholder. Intersegment sales are generally accounted for as sales to third parties.


FOR THE YEARS ENDED MARCH 31,                      2004                         2003                       2002
------------------------------------  ---------------------------  ---------------------------  ---------------------------
(in thousands)                          HOLDINGS      ENTERPRISES    HOLDINGS      ENTERPRISES    HOLDINGS      ENTERPRISES
                                      -------------  ------------  -------------  ------------  -------------  ------------

REVENUES
Millbrook.........................     $ 459,903      $ 459,903      $ 458,892     $ 458,892      $ 547,812     $ 547,812
Manischewitz......................        59,431         59,431         62,117        62,117         60,514        60,514
                                     -------------  ------------  -------------  ------------  -------------  ------------
  Total segment revenues..........     519,334        519,334        521,009       521,009        608,326       608,326
Corporate items, principally
  the elimination of
  intercompany sales..............     (10,776)       (10,776)       (13,508)      (13,508)       (12,024)      (12,024)
                                     -------------  ------------  -------------  ------------  -------------  ------------
                                        $ 508,558     $ 508,558      $ 507,501     $ 507,501      $ 596,302     $ 596,302
                                     =============  ============  =============  ============  =============  ============

OPERATING INCOME
Millbrook.........................       $ 13,036      $ 13,036       $ 10,375      $ 10,375       $ 11,365      $ 11,365
Manischewitz......................          8,068         8,068          9,593         9,593         10,713        10,713
                                     -------------  ------------  -------------  ------------  -------------  ------------
  Total segment operating
    income........................         21,104        21,104         19,968        19,968         22,078        22,078
Corporate items and
  eliminations....................         (7,976)       (7,791)        (6,926)       (6,819)       (12,153)      (12,087)
                                     -------------  ------------  -------------  ------------  -------------  ------------
                                         $ 13,128      $ 13,313       $ 13,042      $ 13,149        $ 9,925       $ 9,991
                                     =============  ============  =============  ============  =============  ============

IDENTIFIABLE ASSETS
Millbrook.........................       $ 82,924      $ 82,924       $ 92,837      $ 92,837      $ 103,600     $ 103,600
Manischewitz......................         31,211        31,211         38,391        38,391         41,738        41,738
                                     -------------  ------------  -------------  ------------  -------------  ------------
  Total segment assets............        114,135       114,135        131,228       131,228        145,338       145,338
Corporate items, principally
  intangibles not allocated
  to segments.....................         94,077        98,553         90,899        95,308        116,766       119,235
                                     -------------  ------------  -------------  ------------  -------------  ------------
                                        $ 208,212     $ 212,688      $ 222,127     $ 226,536      $ 262,104     $ 264,573
                                     =============  ============  =============  ============  =============  ============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



16.      SIGNIFICANT CUSTOMERS

                  For the years ended March 31, 2004 and 2003, combined revenues from the Companies' two largest customers, Shaw's Supermarkets and Royal Ahold N.V., together represented approximately 36% and 34%, respectively, of total revenues.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Fiscal 2004
                                  -------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED         June 30,             September 30,        December 31,             March 31,
--------------------------        ----------            -------------        ------------          --------------
(in thousands)
HOLDINGS
--------
Revenues                           $ 114,906             $ 116,312             $ 130,222             $ 147,118

Gross profit                          26,775                27,036                30,362                39,293

Operating (loss) income                  417                  (269)                2,528                10,452

Net (loss) income                     (3,825)               (4,449)               (2,738)                6,248

ENTERPRISES
-----------
Revenues                           $ 114,906             $ 116,312             $ 130,222             $ 147,118

Gross profit                          26,775                27,036                30,362                39,293

Operating (loss) income                  466                  (221)                2,519                10,549

Net (loss) income                     (3,177)               (3,795)               (1,672)                6,006


                                                                 Fiscal 2003
                                  ----------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED         June 30,            September 30,          December 31,           March 31,
--------------------------        ----------           ------------          -------------          ----------
(in thousands)

HOLDINGS
--------
Revenues                           $ 131,222             $ 119,304             $ 120,515             $ 136,460

Gross profit                          28,898                26,221                29,134                38,931

Operating income (loss)                  577                (1,294)                1,776                11,983

Net income (loss)                    (32,423)               (5,558)               (2,597)                7,211

ENTERPRISES
-----------
Revenues                           $ 131,222             $ 119,304             $ 120,515             $ 136,460

Gross profit                          28,898                26,221                29,134                38,931

Operating income (loss)                  584                (1,281)                1,807                12,039

Net income (loss)                    (30,817)               (5,001)               (2,019)                7,953

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)



18.      SUBSEQUENT EVENTS

         Sale of Land

                  In May, 2004, Manischewitz sold a parcel of vacant land adjacent to its headquarters in Jersey City, NJ for proceeds of approximately $1.5 million. The proceeds from the sale were used to reduce outstanding borrowings under the Credit Agreement. In the first quarter of fiscal 2005, Manischewitz recorded a gain of approximately $800,000, net of income taxes of approximately $600,000.

         Restructuring of Debt

                  Subsequent to March 31, 2004, the Companies reached an agreement in principle to restructure its indebtedness outstanding under the Senior Notes issued by Holdings and Enterprises. As of June 29, 2004, holders of 98% of the outstanding 10.5% Senior Notes of Enterprises, and holders of 95% of the combined outstanding 13% Senior Notes and 6% Senior Notes of Holdings have agreed in principle to the restructuring. Pursuant to the agreement in principle with holders of Senior Notes, each of Holdings and Enterprises did not pay the semi-annual interest payment due May 1, 2004 on its respective Senior Notes. Concurrently, the requisite percentage of noteholders under each indenture for the Senior Notes notified the trustee of the applicable indenture not to pursue any action with respect to this non-payment of interest. In addition, the Company entered into an agreement with its senior lenders pursuant to which such lenders waived any default, arising under the credit agreement as a result of this non-payment of interest, for a period through August 15, 2004.

                  Pursuant to the agreement in principle, holders of the 10.5% Senior Notes issued by Enterprises, the 13% Senior Notes and 6% Senior Notes issued by Holdings, will exchange their Senior Notes for a new issue of 9% Senior Notes of Holdings due May 2011 (the "9% Senior Notes"), shares of a new series of Series C Preferred Stock of Holdings due in 2013 (the "Series C Preferred") and shares of common stock of Holdings. Holdings current common stockholders will retain their shares, which will represent 70% of the fully diluted shares outstanding immediately after the restructuring.

         The exchange ratios in the restructuring are as follows:

                - For each $1,000 principal amount of 10.5% Senior Notes of
                  Enterprises exchanged, holders will receive approximately $610.00 in principal amount of 9% Senior Notes, approximately $365.00 in liquidation value of Series C Preferred and shares of common stock representing in the aggregate 27.5% of the fully diluted common ownership of Holdings.

                - For each $1,000 principal amount of 13% Senior Notes and 6%
                  Senior Notes of Holdings exchanged, holders will receive approximately $55.00 in liquidation value of Series C Preferred, and shares of common stock representing in the aggregate 2.5% of the fully diluted common ownership of Holdings.

                  The Companies expect to complete the pending restructuring during the second quarter of fiscal 2005.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
MARCH 31,                                                                   2004                          2003
-------------------------------------------------------------      -------------------------     -------------------------
                                                                   HOLDINGS      ENTERPRISES     HOLDINGS      ENTERPRISES
                                                                   --------      -----------     --------      -----------
                        ASSETS
Current assets:
  Cash                                                             $      5       $      2       $      8       $      1
  Other current assets                                                6,141          1,991          3,330             32
                                                                   --------       --------       --------       --------
    Total current assets                                              6,146          1,993          3,338             33
Noncurrent assets:
  Intercompany notes receivable                                          --         85,197             --         79,686
  Other assets                                                          936            654          1,135            948
                                                                   --------       --------       --------       --------
    Total noncurrent assets                                             936         85,851          1,135         80,634
Investments in subsidiaries                                              --            359            369          3,940
                                                                   --------       --------       --------       --------

Total assets                                                       $  7,082       $ 88,203       $  4,842       $ 84,607
                                                                   ========       ========       ========       ========

   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accrued interest                                                 $    769      $   3,753       $    731       $  3,498
  Other current liabilities                                          10,364            246          7,495            400
                                                                   --------       --------       --------       --------
    Total current liabilities                                        11,133          3,999          8,226          3,898
Noncurrent liabilities:
  Losses in excess of investments in subsidiaries                     1,960             --             --             --
  Long-term debt                                                     26,815         86,164         24,987         80,340
                                                                   --------       --------       --------       --------
    Total noncurrent liabilities                                     28,775         86,164         24,987         80,340

Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
   24,875 shares of Series A issued and outstanding                  12,344             --         12,344             --
   1,000 shares of Series B issued and outstanding                      500             --            500             --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
   and 200 shares authorized, issued 105,100 shares and
   200 shares                                                             1             --              1             --
  Notes receivable from stock sales                                     (96)            --            (92)            --
  Additional paid-in capital                                          2,622         39,482          2,622         39,482
  Retained earnings (deficit)                                       (44,328)       (37,574)       (39,564)       (34,936)
  Accumulated other comprehensive loss                               (3,868)        (3,868)        (4,177)        (4,177)
                                                                   --------       --------       --------       --------
                                                                    (32,825)        (1,960)       (28,366)           369
  Less common stock in treasury - 1,000 shares and 4,600 shares           1             --              5             --
                                                                   --------       --------       --------       --------
    Total stockholders' (deficit) equity                            (32,826)        (1,960)       (28,371)           369
                                                                   --------       --------       --------       --------

Total liabilities and stockholders' (deficit) equity               $  7,082       $ 88,203       $  4,842       $ 84,607
                                                                   ========       ========       ========       ========











             See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF OPERATIONS
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED MARCH 31,                                                  2004                         2003
-------------------------------------------------------------------  -------------------------     --------------------------
                                                                     HOLDINGS      ENTERPRISES     HOLDINGS      ENTERPRISES
                                                                     --------      -----------     --------      ------------

Equity in net loss of subsidiaries before cumulative
  effect of change in accounting principle                           $ (2,638)      $   (613)      $ (5,654)      $ (6,067)

General and administrative expenses                                       646            103            607            132
                                                                     --------       --------       --------       --------

Operating loss                                                         (3,284)          (716)        (6,261)        (6,199)

Interest expense, net of Holdings' interest
  income of $5 and $7 and Enterprises'
  intercompany interest income of $9,265 and $8,761                     2,285            696          2,276            171
                                                                     --------       --------       --------       --------

Loss before (benefit) provision for income taxes                       (5,569)        (1,412)        (8,537)        (6,370)

(Benefit) provision for income taxes                                     (805)         1,226            600           (716)
                                                                     --------       --------       --------       --------

Loss before cumulative effect of change in accounting principle        (4,764)        (2,638)        (9,137)        (5,654)

Cumulative effect of change in accounting principle                        --             --        (24,230)       (24,230)
                                                                     --------       --------       --------       --------

Net loss                                                             $ (4,764)      $ (2,638)      $(33,367)      $(29,884)
                                                                     ========       ========       ========       ========




























              See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED MARCH 31,                                            2004                         2003
-------------------------------------------------------------  -------------------------     ------------------------
                                                               HOLDINGS      ENTERPRISES     HOLDINGS      ENTERPRISES
                                                               --------      -----------     --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (4,764)      $ (2,638)      $(33,367)      $(29,884)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Equity in net loss of subsidiaries                             2,638            613          5,654          6,067
   Amortization                                                     457          1,271            398            454
   Cumulative effect of change in accounting principle               --             --         24,230         24,230
                                                               --------       --------       --------       --------

Net cash (used in) provided by operating activities              (1,669)          (754)        (3,085)           867
                                                               --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repurchase) and proceeds from issuance
  of common stock                                                    --             --             (5)            --
Distributions from subsidiaries                                      --          1,943             --          3,880
Other                                                             1,666         (1,188)         3,028         (4,747)
                                                               --------       --------       --------       --------

Net cash provided by (used in) financing activities               1,666            755          3,023           (867)
                                                               --------       --------       --------       --------

Net (decrease) increase in cash                                      (3)             1            (62)            --

Cash, beginning of year                                               8              1             70              1
                                                               --------       --------       --------       --------

Cash, end of year                                              $      5       $      2       $      8       $      1
                                                               ========       ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                    $    260       $  5,654       $    255       $  8,470
   Income taxes                                                $      1       $     --       $     --       $     --














              See notes to parent only financial statement schedules

               NOTES TO PARENT ONLY FINANCIAL STATEMENT SCHEDULES

BASIS OF PRESENTATION

         The accompanying financial statements are presented on the basis of recording investments in subsidiaries on the equity method of accounting. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

         R.A.B. Enterprises, Inc. ("Enterprises") is a wholly owned-subsidiary of R.A.B. Holdings, Inc. ("Holdings"). On January 26, 1998, Holdings formed Enterprises and on May 1, 1998 contributed its wholly-owned subsidiary Millbrook Distribution Services Inc. to Enterprises. This contribution was accounted for as an "as if" pooling of interests.

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                          --------------------------------
                                          Balance at         Charged to        Charged to                       Balance at
                                          beginning          costs and           other                             end
           Description                    of period           expenses       accounts (1)    Deductions (2)      of period
-----------------------------------     ----------------   ----------------  -------------  ----------------   -------------

Year ended March 31, 2004
  Allowance for doubtful accounts           $ 1,736              846            (782)             (140)          $ 1,660

Year ended March 31, 2003
  Allowance for doubtful accounts           $ 3,421             (536)           (265)             (884)          $ 1,736

Year ended March 31, 2002
  Allowance for doubtful accounts           $ 4,375              789              --            (1,743)          $ 3,421


(1) For the years ended March 31, 2004 and 2003, the amounts were reclassified to other current liabilities.

(2)  Amounts written off.